Form 10-Q
period 2001-09-30
AUTOMATIC SYSTEMS INC; LICO STEEL INC; YALE INDUSTRIAL PRODUCTS INC; COLUMBUS MCKINNON CORP
filed 2001-11-14
CIK 1062623, 1062622, 1062624, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT 1934

For the quarterly period ended September 30, 2001

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                      to
                               --------------------    --------------------

Commission File Number:       0-27618
                              -------

     COLUMBUS MCKINNON CORPORATION
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     NEW YORK                                          16-0547600
--------------------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

     140 JOHN JAMES AUDUBON PARKWAY, AMHERST, NY                    14228-1197
--------------------------------------------------------------------------------
     (Address of principal executive offices)                       (Zip code)

     (716) 689-5400
--------------------------------------------------------------------------------
     (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of October 31, 2001 was:
14,895,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                               SEPTEMBER 30, 2001


                                                                         PAGE #
                                                                         ------
PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              September 30, 2001 and March 31, 2001                           2

           Condensed consolidated statements of income and retained
              earnings -Three months and six months ended
              September 30, 2001 and October 1, 2000                          3

           Condensed consolidated statements of cash flows -
              Six months ended September 30, 2001 and October 1, 2000         4

           Condensed consolidated statements of comprehensive
              income - Three months and six months ended
              September 30, 2001 and October 1, 2000                          5

           Notes to condensed consolidated financial statements -
              September 30, 2001                                              6


Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                        14


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                         19

Item 2.    Changes in Securities - none.                                     19

Item 3.    Defaults upon Senior Securities - none.                           19

Item 4.    Submission of Matters to a Vote of Security Holders               19

Item 5.    Other Information - none.                                         19

Item 6.    Exhibits and Reports on Form 8-K                                  19

PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               SEPTEMBER 30,        MARCH 31,
                                                                                   2001               2001
                                                                                ----------        -----------
ASSETS:                                                                                 (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $        -         $   14,015
      Trade accounts receivable                                                    115,432            140,234
      Unbilled revenues                                                             23,246             26,813
      Inventories                                                                  104,161            113,218
      Net assets held for sale                                                       4,112              4,270
      Prepaid expenses                                                               6,734              5,655
                                                                                ----------         ----------
Total current assets                                                               253,685            304,205
Property, plant, and equipment, net                                                 82,146             85,272
Goodwill and other intangibles, net                                                314,624            322,196
Marketable securities                                                               21,462             22,326
Deferred taxes on income                                                             7,345              5,696
Other assets                                                                         6,304              7,318
                                                                                ----------         ----------
Total assets                                                                    $  685,566         $  747,013
                                                                                ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $    2,649         $    3,012
      Trade accounts payable                                                        52,504             44,936
      Excess billings                                                                2,886              1,623
      Accrued liabilities                                                           50,385             48,465
      Current portion of long-term debt                                              1,046              3,092
                                                                                ----------         ----------
Total current liabilities                                                          109,470            101,128
Senior debt, less current portion                                                  141,885            204,326
Subordinated debt                                                                  199,654            199,628
Other non-current liabilities                                                       33,812             34,067
                                                                                ----------         ----------
Total liabilities                                                                  484,821            539,149
                                                                                ----------         ----------
Shareholders' equity
      Common stock                                                                     149                149
      Additional paid-in capital                                                   105,345            105,418
      Retained earnings                                                            116,797            124,806
      ESOP debt guarantee                                                           (7,157)            (7,527)
      Unearned restricted stock                                                       (793)              (955)
      Total accumulated other comprehensive loss                                   (13,596)           (14,027)
                                                                                ----------         ----------
Total shareholders' equity                                                         200,745            207,864
                                                                                ----------         ----------
Total liabilities and shareholders' equity                                      $  685,566         $  747,013
                                                                                ==========         ==========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)




                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       ------------------                 ----------------
                                                  SEPTEMBER 30,     OCTOBER 1,      SEPTEMBER 30,     OCTOBER 1,
                                                      2001             2000             2001             2000
                                                      ----             ----             ----             ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)




Net sales                                         $   171,577      $   188,994      $   347,482      $   377,372
Cost of products sold                                 138,603          144,004          279,550          285,168
                                                  -----------      -----------      -----------      -----------
Gross profit                                           32,974           44,990           67,932           92,204
                                                  -----------      -----------      -----------      -----------

Selling expenses                                       11,447           12,332           23,081           24,814
General and administrative expenses                     8,416            9,961           15,783           20,301
Restructuring charges                                     727                -            9,567                -
Amortization of intangibles                             4,013            4,017            8,046            8,031
                                                  -----------      -----------      -----------      -----------
                                                       24,603           26,310           56,477           53,146
                                                  -----------      -----------      -----------      -----------

Income from operations                                  8,371           18,680           11,455           39,058
Interest and debt expense                               8,225            9,710           16,801           18,991
Interest and other income (expense)                        31              671              (81)           1,612
                                                  -----------      -----------      ------------     -----------
Income (loss) before income taxes                         177            9,641           (5,427)          21,679
Income tax expense                                      1,509            5,253              566           11,345
                                                  -----------      -----------      -----------      -----------
Net (loss) income                                      (1,332)           4,388           (5,993)          10,334
Retained earnings - beginning of period               119,139          118,529          124,806          113,582
Cash dividends of $0.07, $0.07, $0.14 and
   $0.14 per share                                     (1,010)          (1,002)          (2,016)          (2,001)
                                                  -----------      -----------      -----------      -----------
Retained earnings - end of period                 $   116,797      $   121,915      $   116,797      $   121,915
                                                  ===========      ===========      ===========      ===========

Earnings per share data, basic and diluted             $(0.09)           $0.31           $(0.42)           $0.72
                                                       ======            =====           ======            =====


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                      ----------------
                                                                               SEPTEMBER 30,       OCTOBER 1,
                                                                                   2001               2000
                                                                                ----------        -----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income                                                               $   (5,993)        $   10,334
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                  14,525             14,190
     Deferred income taxes                                                            (358)              (416)
     Other                                                                             730                627
     Changes in operating assets and liabilities:
           Trade accounts receivable                                                24,792             (2,522)
           Unbilled revenues and excess billings                                     4,830             (7,929)
           Inventories                                                               9,310             (3,115)
           Prepaid expenses                                                         (1,076)              (108)
           Other assets                                                               (172)              (219)
           Trade accounts payable                                                    7,506            (13,054)
           Accrued and non-current liabilities                                       1,409              7,645
                                                                                ----------         ----------
Net cash provided by operating activities                                           55,503              5,433
                                                                                ----------         ----------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                                                 (25)            (1,834)
Capital expenditures                                                                (3,264)            (7,011)
Net assets held for sale                                                               158                259
                                                                                ----------         ----------
Net cash used in investing activities                                               (3,131)            (8,586)
                                                                                ----------         ----------

FINANCING ACTIVITIES:
Net (payments) borrowings under revolving line-of-credit agreements                (64,408)             6,761
Repayment of debt                                                                     (560)            (1,917)
Dividends paid                                                                      (2,016)            (2,001)
Reduction of ESOP debt guarantee                                                       370                418
Other                                                                                 (489)                 -
                                                                                ----------         ----------
Net cash (used in) provided by financing activities                                (67,103)             3,261
Effect of exchange rate changes on cash                                                516             (2,244)
                                                                                ----------         ----------
Net decrease in cash and cash equivalents                                          (14,215)            (2,136)
Cash and cash equivalents at beginning of period                                    14,215              7,582
                                                                                ----------         ----------
Cash and cash equivalents at end of period                                      $        -         $    5,446
                                                                                ==========         ==========




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       ------------------                 ----------------
                                                  SEPTEMBER 30,     OCTOBER 1,      SEPTEMBER 30,     OCTOBER 1,
                                                      2001             2000             2001             2000
                                                      ----             ----             ----             ----
                                                                           (IN THOUSANDS)

Net (loss) income                                  $    (1,332)     $     4,388      $    (5,993)     $    10,334
                                                   -----------      -----------      -----------      -----------
Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustments              2,133           (3,545)           1,892           (3,254)
   Unrealized loss on derivatives
     qualifying as hedges                                 (695)               -             (572)               -
   Unrealized losses on investments:
     Unrealized holding (losses) gains arising
       during the period                                (1,726)             (45)          (1,527)             102
     Less:  reclassification adjustment for
       (gains) losses included in net income               241             (282)             638             (857)
                                                    ----------      -----------       ----------      -----------
                                                        (1,485)            (327)            (889)            (755)
                                                    ----------      -----------       ----------      -----------
Total other comprehensive (loss) income                    (47)          (3,872)             431           (4,009)
                                                    ----------      -----------       ----------      -----------
Comprehensive (loss) income                         $   (1,379)     $       516      $    (5,562)     $     6,325
                                                    ==========      ===========      ===========      ===========




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 30, 2001, and the results of its operations and its cash flows for the three and six-month periods ended September 30, 2001 and October 1, 2000, have been included. Results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2001.

     The Company is a broad-line designer, manufacturer and supplier of sophisticated material handling products that are widely distributed to industrial, automotive, and consumer markets globally; integrated material handling solutions for industrial markets; and integrated material handling solutions for automotive markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions industrial businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets. The Company's integrated material handling solutions automotive business primarily deals with end users and sales are concentrated domestically and internationally (primarily North America), in the automotive industry.

2.   Inventories consisted of the following:

                                                 SEPTEMBER 30,     MARCH 31,
                                                     2001            2001
                                                  ----------      ----------
                                                        (IN THOUSANDS)
     At cost - FIFO basis:
        Raw materials.........................    $   56,251      $   60,908
        Work-in-process.......................        16,946          17,110
        Finished goods........................        38,581          41,850
                                                  ----------      ----------
                                                     111,778         119,868
     LIFO cost less than FIFO cost............        (7,617)         (6,650)
                                                  ----------      ----------
     Net inventories   .......................    $  104,161      $  113,218
                                                  ==========      ==========

     An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

3. Property, plant, and equipment is net of $72,092,000 and $65,613,000 of accumulated depreciation at September 30, 2001 and March 31, 2001, respectively.

4. Goodwill and other intangibles is net of $70,285,000 and $62,239,000 of accumulated amortization at September 30, 2001 and March 31, 2001, respectively.

5. General and Product Liability - The accrued general and product liability costs, which are included in other non-current liabilities, are the actuarial present value of estimated expenditures based on amounts determined from loss reports and individual cases filed with the Company, and an amount, based on experience, for losses incurred but not reported. The accrual in these condensed consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry.

6. The carrying amount of the Company's senior debt instruments approximates the fair value. The Company's subordinated debt has an approximate fair value of $174,000,000, which is less than its carrying amount of $199,654,000.

7. The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       ------------------               ----------------
                                                  SEPTEMBER 30,    OCTOBER 1,     SEPTEMBER 30,    OCTOBER 1,
                                                      2000            2000            2000            2000
                                                      ----            ----            ----            ----
                                                                         (IN THOUSANDS)
Numerator for basic and diluted earnings per share:
  Net income                                        $ (1,332)       $  4,388        $ (5,993)       $ 10,334
                                                    ========        ========        ========        ========
Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS                       14,407          14,308          14,399          14,298

  Effect of dilutive employee stock options                2               -               1               -
                                                    --------        --------        --------        --------
  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                      14,409          14,308          14,400          14,298
                                                    ========        ========        ========        ========

8. Income tax expense for the three and six-month periods ended September 30, 2001 and October 1, 2000, respectively, exceeds the customary relationship between income tax expense and income (loss) before income taxes due to nondeductible amortization of goodwill of $3,076,000 $3,097,000, $6,152,000, and $6,171,000, respectively.

9. On April 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks.

     In order to provide interest rate risk protection, the Company entered into an interest rate swap agreement in June of 2001 to effectively convert $40 million of variable-rate debt to fixed-rate debt. The $40 million interest rate swap agreement matures in June 2003. The cash flow hedge is considered effective and the gain or loss on the change in fair value is reported in other comprehensive loss, net of tax.

     The June 2001 interest rate swap is the only derivative instrument held by the Company, as such there is no impact on the adoption of SFAS No. 133 at April 1, 2001. The net impact of the derivative instrument was a decrease to other comprehensive income of $695,000 and $572,000 for the three and six-month periods ended September 30, 2001, respectively. The fair value of the derivative at September 30, 2001 was a $954,000 liability.

10. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has three reportable segments: material handling products, material handling solutions - industrial, and material handling solutions - automotive. The Company's material handling products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels. The material handling solutions - industrial segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The material handling solutions - automotive segment sells engineered material handling systems, mainly conveyors, primarily to end-users in the automotive industry. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units prior to the effects of amortization.

     Segment information as of and for the six months ended September 30, 2001 and October 1, 2000, is as follows:

                                                                 SIX MONTHS ENDED SEPTEMBER 30, 2001
                                                                 -----------------------------------
                                                                     SOLUTIONS -     SOLUTIONS -
                                                      PRODUCTS       INDUSTRIAL      AUTOMOTIVE        TOTAL
                                                     ----------      ----------      ----------      ----------
                                                                             (IN THOUSANDS)
     Sales to external customers.................    $  212,768      $   27,635      $  107,079      $  347,482
     Operating income (loss) before
        amortization and restructuring charges...        29,199             365            (496)         29,068
     Depreciation and amortization...............        10,258           1,515           2,752          14,525
     Total assets................................       447,881          63,358         174,327         685,566
     Capital expenditures........................         2,663             519              82           3,264





                                                                  SIX MONTHS ENDED OCTOBER 1, 2000
                                                                  --------------------------------
                                                                     SOLUTIONS -     SOLUTIONS -
                                                      PRODUCTS       INDUSTRIAL      AUTOMOTIVE        TOTAL
                                                     ----------      ----------      ----------      ----------
                                                                             (IN THOUSANDS)
     Sales to external customers.................    $  247,166      $   34,926      $   95,280      $  377,372
     Operating income before
        amortization and restructuring charges...        38,626           3,135           5,328          47,089
     Depreciation and amortization...............         9,955           1,426           2,809          14,190
     Total assets................................       492,671          65,781         207,780         766,232
     Capital expenditures........................         7,230            (232)             13           7,011



     The following schedule provides a reconciliation of operating income before amortization with (loss) income before income taxes:


                                                                                      SIX MONTHS ENDED
                                                                                      ----------------
                                                                             SEPTEMBER 30,           OCTOBER 1,
                                                                                 2001                   2000
                                                                                 ----                   ----
                                                                                       (IN THOUSANDS)
     Operating income before amortization and
        restructuring charges........................................         $    29,068            $    47,089
     Restructuring charges...........................................              (9,567)                     -
     Amortization of intangibles.....................................              (8,046)                (8,031)
     Interest and debt expense.......................................             (16,801)               (18,991)
     Interest income and other (expense) income......................                 (81)                 1,612
                                                                              ------------           -----------
     (Loss) income before income taxes...............................         $    (5,427)           $    21,679
                                                                              ===========            ===========

11. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:



                                                                   Domestic      Foreign       Elimina-      Consoli-
(In thousands)                                        Parent     Subsidiaries  Subsidiaries     tions         dated
                                                    ------------------------------------------------------------------
AS OF SEPTEMBER 30, 2001
Current assets:
 Cash and cash equivalents                          $      570    $   (3,393)   $    2,823    $        -    $        -
 Trade accounts receivable                              53,331        40,660        21,441             -       115,432
 Unbilled revenues                                           -        23,246             -             -        23,246
 Inventories                                            46,294        30,273        28,556          (962)      104,161
 Other current assets                                    5,903         1,251         3,692             -        10,846
                                                    ------------------------------------------------------------------
  Total current assets                                 106,098        92,037        56,512          (962)      253,685
 Property, plant, and equipment, net                    33,276        30,667        18,203             -        82,146
 Goodwill and other intangibles, net                    37,842       230,838        45,944             -       314,624
 Intercompany                                          123,354      (291,193)      (59,100)      226,939             -
 Other assets                                          226,025       161,325        (1,350)     (350,889)       35,111
                                                    ------------------------------------------------------------------
  Total assets                                      $  526,595    $  223,674    $   60,209    $ (124,912)   $  685,566
                                                    ==================================================================


Current liabilities                                 $   41,154    $   50,256    $   21,178    $   (3,118)   $  109,470
 Long-term debt, less current portion                  337,654             1         3,884             -       341,539
 Other non-current liabilities                          15,946        14,887         2,979             -        33,812
                                                    ------------------------------------------------------------------
  Total liabilities                                    394,754        65,144        28,041        (3,118)      484,821

Shareholders' equity                                   131,841       158,530        32,168      (121,794)      200,745
                                                    ------------------------------------------------------------------
  Total liabilities and shareholders' equity        $  526,595    $  223,674    $   60,209    $ (124,912)   $  685,566
                                                    ==================================================================


FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
Net sales                                           $  111,779    $  193,027    $   53,764    $  (11,088)   $  347,482
Cost of products sold                                   80,723       169,522        40,405       (11,100)      279,550
                                                    ------------------------------------------------------------------
Gross profit                                            31,056        23,505        13,359            12        67,932
                                                    ------------------------------------------------------------------
Selling, general and administrative expenses            16,851        12,368         9,645             -        38,864
Restructuring charges                                    9,567             -             -             -         9,567
Amortization of intangibles                              1,093         5,747         1,206             -         8,046
                                                    ------------------------------------------------------------------
                                                        27,511        18,115        10,851             -        56,477
                                                    ------------------------------------------------------------------
Income from operations                                   3,545         5,390         2,508            12        11,455
Interest and debt expense                               16,509             2           290             -        16,801
Interest income and other (expense) income                (324)          114           129             -           (81)
                                                    ------------------------------------------------------------------
(Loss) income before income taxes                      (13,288)        5,502         2,347            12        (5,427)
Income tax (benefit) expense                            (4,917)        4,417         1,061             5           566
                                                    ------------------------------------------------------------------
Net (loss) income                                   $   (8,371)   $    1,085    $    1,286    $        7    $   (5,993)
                                                    ==================================================================




                                                                   Domestic      Foreign       Elimina-      Consoli-
(In thousands)                                        Parent     Subsidiaries  Subsidiaries     tions         dated
                                                    --------------------------------------------------------------------
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
activities                                          $   57,776    $   (1,487)   $     (786)   $        -    $   55,503
                                                    ------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                     (25)            -             -             -           (25)
Capital expenditures                                    (1,673)         (198)       (1,393)            -        (3,264)
Other                                                        -           158             -             -           158
                                                    ------------------------------------------------------------------
Net cash used in investing activities                   (1,698)          (40)       (1,393)            -        (3,131)
                                                    ------------------------------------------------------------------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit
   agreements                                          (64,000)            -          (408)            -       (64,408)
Repayment of debt                                         (555)           (1)           (4)            -          (560)
Dividends paid                                          (2,016)            -             -             -        (2,016)
Other                                                     (119)            -             -             -          (119)
                                                    ------------------------------------------------------------------
Net cash  (used in) provided by financing
   activities                                          (66,690)           (1)         (412)            -       (67,103)
Effect of exchange rate changes on cash                    (35)            -           551             -           516
                                                    ------------------------------------------------------------------
Net change in cash and cash equivalents                (10,647)       (1,528)       (2,040)            -       (14,215)
Cash and cash equivalents at beginning of period        11,217        (1,865)        4,863             -        14,215
                                                    ------------------------------------------------------------------
Cash and cash equivalents at end of period          $      570    $   (3,393)   $    2,823    $        -    $        -
                                                    ==================================================================



AS OF OCTOBER 1, 2000
Current assets:
 Cash and cash equivalents                          $      863    $    1,832    $    2,751    $        -    $    5,446
 Trade accounts receivable                              59,840        60,657        25,426             -       145,923
 Unbilled revenues                                           -        34,581             -             -        34,581
 Inventories                                            49,558        38,410        24,327          (889)      111,406
 Other current assets                                    3,661         7,498         4,143             -        15,302
                                                    ------------------------------------------------------------------
  Total current assets                                 113,922       142,978        56,647          (889)      312,658
 Property, plant, and equipment, net                    35,348        34,691        18,110             -        88,149
 Goodwill and other intangibles, net                    39,831       242,329        47,880             -       330,040
 Intercompany                                          202,121      (363,801)      (65,044)      226,724             -
 Other assets                                          226,327       161,626        (1,889)     (350,679)       35,385
                                                    ------------------------------------------------------------------
  Total assets                                      $  617,549    $  217,823    $   55,704    $ (124,844)   $  766,232
                                                    ==================================================================


Current liabilities                                 $   37,393    $   49,589    $   18,044    $   (3,304)   $  101,722
 Long-term debt, less current portion                  413,421             6         5,323             -       418,750
 Other non-current liabilities                          15,761        18,532         2,629             -        36,922
                                                    ------------------------------------------------------------------
  Total liabilities                                    466,575        68,127        25,996        (3,304)      557,394

Shareholders' equity                                   150,974       149,696        29,708      (121,540)      208,838
                                                    ------------------------------------------------------------------
  Total liabilities and shareholders' equity        $  617,549    $  217,823    $   55,704    $ (124,844)   $  766,232
                                                    ==================================================================



                                                                   Domestic      Foreign       Elimina-      Consoli-
(In thousands)                                        Parent     Subsidiaries  Subsidiaries     tions         dated
                                                    ------------------------------------------------------------------
FOR THE SIX MONTHS ENDED OCTOBER 1, 2000
Net sales                                           $  130,369    $  198,520    $   60,087    $  (11,604)   $  377,372
Cost of products sold                                   89,330       162,662        44,774       (11,598)      285,168
                                                    ------------------------------------------------------------------
Gross profit                                            41,039        35,858        15,313            (6)       92,204
                                                    ------------------------------------------------------------------
Selling, general and administrative expenses            18,870        16,482         9,763             -        45,115
Amortization of intangibles                              1,019         5,794         1,218             -         8,031
                                                    ------------------------------------------------------------------
                                                        19,889        22,276        10,981             -        53,146
                                                    ------------------------------------------------------------------
Income (loss) from operations                           21,150        13,582         4,332            (6)       39,058
Interest and debt expense                               18,648            44           299             -        18,991
Interest and other income                                1,251           120           241             -         1,612
                                                    ------------------------------------------------------------------
Income (loss) before income taxes                        3,753        13,658         4,274            (6)       21,679
Income tax expense (benefit)                             1,899         7,376         2,073            (3)       11,345
                                                    ------------------------------------------------------------------
Net income (loss)                                   $    1,854    $    6,282    $    2,201    $       (3)   $   10,334
                                                    ==================================================================


FOR THE SIX MONTHS ENDED OCTOBER, 2000
OPERATING ACTIVITIES:
Net cash (used in) provided by  operating
   activities                                       $   (5,524)   $    8,003    $    2,954    $        -    $    5,433
                                                    ------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                  (1,834)            -             -             -        (1,834)
Capital expenditures                                    (2,368)       (4,712)           69             -        (7,011)
Other                                                        -           259             -             -           259
                                                    ------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                           (4,202)       (4,453)           69             -        (8,586)
                                                    ------------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
  line-of-credit agreements                              7,700             -          (939)            -         6,761
Repayment of debt                                       (1,282)          (17)         (618)            -        (1,917)
Dividends paid                                          (2,001)            -             -             -        (2,001)
Other                                                      418             -             -             -           418
                                                    ------------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                            4,835           (17)       (1,557)            -         3,261
Effect of exchange rate changes on cash                      -             -        (2,244)            -        (2,244)
                                                    ------------------------------------------------------------------
Net change in cash and cash equivalents                 (4,891)        3,533          (778)            -        (2,136)
Cash and cash equivalents at beginning of period         5,754        (1,701)        3,529             -         7,582
                                                    ------------------------------------------------------------------
Cash and cash equivalents at end of period          $      863    $    1,832    $    2,751    $        -    $    5,446
                                                    ==================================================================

12. The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" in June 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The adoption of this Statement did not have an impact on the consolidated financial statements.

     The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June of 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. This statement, which will be effective for the Company's fiscal year beginning on April 1, 2002, must be adopted at the beginning of the fiscal year. We are currently assessing the Statement and the impact that adoption will have on our consolidated financial statements.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement, which is effective for the Company's fiscal year beginning April 1, 2003, may be adopted as of April 1, 2002. We are currently assessing the Statement and the impact, if any, that adoption will have on our consolidated financial statements.

     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, does change the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for the Company's fiscal year beginning April 1, 2002. We are currently assessing the Statement and the impact, if any, that adoption will have on our consolidated financial statements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Company is a broad-line designer, manufacturer, and supplier of sophisticated material handling products that are distributed to industrial, automotive and consumer markets globally; integrated material handling solutions for industrial markets worldwide; and integrated material handling solutions for automotive markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers ("OEMs"), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions segments primarily deal directly with end-users. Material handling solutions - industrial sales are concentrated, domestically and internationally (primarily Europe), in consumer products manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive, and other industrial markets. Material handling solutions - automotive sales are concentrated, domestically and internationally (primarily North America) in the automotive industry.


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 31, 2001 AND OCTOBER 1, 2000 (DOLLARS IN THOUSANDS)
Net sales in the fiscal 2002 quarter ended September 30, 2001 were $171,577, a decrease of $17,417 or 9.2% from the fiscal 2001 quarter ended October 1, 2000. Net sales for the six months ended September 30, 2001 were $347,482, a decrease of $29,890 or 7.9% from the six months ended October 1, 2000. Sales in the Products segment decreased by $18,820 or 15.4% from the previous year's quarter and $34,398 or 13.9% for the six months ended September 30, 2001 in comparison to the prior year period due to continued softness in all industrial markets (particularly domestically). Sales in the Solutions-Industrial segment decreased 19.5% or $3,400 for the quarter and 20.9% or $7,291 for the six months ended September 30, 2001when compared to the same periods in the prior year due to weak industrial markets. The Solutions-Automotive segment had a sales increase of 9.7% or $4,803 for the quarter and 12.4% or $11,799 for the six months ended September 30, 2001 when compared to the respective periods in the prior year as a result of increased automotive capital spending.

Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each group:

                                THREE MONTHS ENDED                                SIX MONTHS ENDED
                                ------------------                                ----------------
                        SEP. 30,      OCT. 1,            CHANGE          SEP. 30,      OCT. 1,            CHANGE
                                                         ------                                           ------
                          2001         2000         AMOUNT       %         2001         2000         AMOUNT       %
                          ----         ----         ------       -         ----         ----         ------       -
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
Products                $ 103,150    $ 121,970    $ (18,820)  (15.4)     $ 212,768    $ 247,166    $ (34,398)  (13.9)
Solutions-Industrial       14,013       17,413       (3,400)  (19.5)        27,635       34,926       (7,291)  (20.9)
Solutions-Automotive       54,414       49,611        4,803     9.7        107,079       95,280       11,799    12.4
                        ---------    ---------    ---------              ---------    ---------    ---------
    Net sales           $ 171,577    $ 188,994    $ (17,417)   (9.2)     $ 347,482    $ 377,372    $ (29,890)   (7.9)
                        =========    =========    =========              =========    =========    =========


The Company's gross profit margins were 19.2%, 23.8%, 19.5%, and 24.4% for the fiscal 2002 and 2001 quarters and the six-month periods ended September 30, 2001 and October 1, 2000, respectively. The decrease in the current quarter and six-month period margins relative to the respective periods in the prior year is the result of a shift in product mix to higher sales volume in lower margin segments and lower sales volume in the higher margin segment. The gross profit margin in the Products segment for the quarter and six month periods ended September 30, 2001 decreased from the respective periods in the prior year as a result of the decreased production and sales volume and the effects of a reclassification to cost of goods sold from general and administrative expense, offset somewhat by cost control measures. The Solutions-Industrial segment experienced a decrease in margin for the current quarter and six-month period when compared to the respective periods in the prior year as a result of decreased volume. Gross margins in the Solutions-Automotive segment were lower for the quarter and six-month period ended September 30, 2001 due to continuing competitive pressures and installation/staffing issues with respect to a series of contracts at a particular site.

Selling expenses were $11,447,  $12,332, $23,081, and $24,814 in the fiscal 2002 and 2001 quarters and the six-month periods then ended, respectively. As a percentage of consolidated net sales, selling expenses were 6.7%, 6.5%, 6.6%, and 6.6% in the fiscal 2001 and 2000 quarters and the six-month periods then ended, respectively. The reduced expenses are the result of cost control measures and decreased volume in the Products segment.

General and administrative expenses were $8,416, $9,961, $15,783, and $20,301 in the fiscal 2002 and 2001 quarters and the six-month periods then ended, respectively. As a percentage of consolidated net sales, general and administrative expenses were 4.9%, 5.3%, 4.5% and 5.4% in the fiscal 2002 and 2001 quarters and the six-month periods then ended, respectively. The decrease is the result of a reclassification to costs of goods sold from general and administrative expense, cost control measures, and lower product liability expense recorded by the Company's captive insurance company.

In conjunction with the continuation of its strategic integration process, the Company incurred restructuring charges of $727 and $9,567 in the fiscal 2002 quarter and the six-month period ended September 30, 2001, respectively. The charges for the quarter consist of costs associated with the closure of the Lister Bolt and Chain Division manufacturing facility in Richmond, British Columbia, Canada and year to date charges include those costs associated with the closure of the Forrest City, Arkansas plant as well. The charges consist mainly of property resolution and employee separation costs.

Amortization of intangibles was $4,013, $4,017, $8,046, and $8,031 in the fiscal 2002 and 2001 quarters and the six months then ended, respectively.

Interest and debt expense was $8,225, $9,710, $16,801, and $18,991 in the fiscal 2002 and 2001 quarters and the six-month periods then ended, respectively. The fiscal 2002 decrease is the result of the significant reduction in debt and decreased interest rates. As a percentage of consolidated net sales, interest and debt expense was 4.8%, 5.1%, 4.8%, and 5.0% in the fiscal 2002 and 2001 quarters and the six-month periods then ended, respectively.

Interest and other income (expense) was $31, $671, $(81), and $1,612 in the fiscal 2002 and 2001 quarters and the six-month periods then ended, respectively. The decrease in the current year fiscal quarter and year to date results is due to lower investment earnings on assets in the Company's captive insurance company.

Income taxes as a percentage of income (loss) before income taxes were 852.5%, 54.5%, (10.4)%, and 52.3% in the fiscal 2002 and 2001 quarters and the six-month periods then ended, respectively. The percentages reflect the effect of nondeductible amortization of goodwill resulting from acquisitions and the proximity of income before income taxes to zero for the fiscal 2002 quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility provides availability up to $225 million, due March 31, 2003, against which $138 million was outstanding at September 30, 2001. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 250 basis points at October 31, 2001. The Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $199,468,000, net of original issue discount of $532,000 and are due March 31, 2008. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1,902,000 of proceeds from rate hedging in advance of the
placement.   Provisions  of  the  8  1/2%  Notes  include,  without  limitation, restrictions of liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined in the 8 1/2% Notes agreement). On or after April 1, 2003, they are redeemable at prices declining annually to 100% on and after April 1, 2006. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain domestic subsidiaries and are not subject to any sinking fund requirements.

On April 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks. In order to provide interest rate risk protection the Company entered into an interest rate swap agreement in June of 2001, to effectively convert $40 million of variable-rate debt to fixed-rate debt. The $40 million interest rate swap agreement matures in June 2003.

The Company believes that its cash flows and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, budgeted capital expenditures, and business acquisitions for the next twelve months.

Net cash provided by operating activities was $55,498,000 for the six months ended September 30, 2001 compared to $5,433,000 for the six months ended October 1, 2000. The difference of $50,065,000 is due to changes in net working capital components offset by the current year loss from operations.

Net cash used in investing activities decreased to $3,131,000 for the six months ended September 30, 2001 from $8,586,000 for the six months ended October 1, 2000. The $5,455,000 difference is primarily the result of the purchase of property and a building in fiscal 2001 of a previously leased facility.

Net cash used in financing activities was $67,103,000 for the six months ended September 30, 2001 compared to net cash provided by financing activities of $3,261,000 for the six months ended October 1, 2000. The $70,364,000 change is the result of debt payments made from funds freed from working capital during the year and excess cash from the end of fiscal 2001.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2001 and October 1, 2000 were $3,264,000 and $7,011,000, respectively. The decrease from fiscal 2001 is due to the purchase of property and a building in fiscal 2001of a previously leased facility.


INFLATION AND OTHER MARKET CONDITIONS

The Company's costs are affected by inflation in the U.S. economy, and to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. The Company does not believe that inflation has had a material effect on results of operations over the periods presented because of low inflation levels over the periods and because the Company has generally been able to pass on rising costs through price increases. However, in the future there can be no assurance that the Company's business will not be affected by inflation or that it will be able to pass on cost increases.


SEASONALITY AND QUARTERLY RESULTS

Quarterly results may be materially affected by the timing of large customer orders, by periods of high vacation and holiday concentrations, and by acquisitions and the magnitude of acquisition costs. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, "Business Combinations" in June 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The adoption of this Statement did not have an impact on the consolidated financial statements.

The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June of 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. This statement, which will be effective for the Company's fiscal year beginning on April 1, 2002, must be adopted at the beginning of the fiscal year. The Company is currently assessing the Statement and the impact that adoption will have on the consolidated financial statements.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement, which is effective for the Company's fiscal year beginning April 1, 2003, may be adopted as of April 1, 2002. We are currently assessing the Statement and the impact, if any, that adoption will have on our consolidated financial statements.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, does change the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for the Company's fiscal year beginning April 1, 2002. We are currently assessing the Statement and the impact, if any, that adoption will have on our consolidated financial statements.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by the Company and its subsidiaries, conditions affecting the Company's customers and suppliers, competitor responses to the Company's products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors disclosed in the Company's periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 2.    Changes in Securities - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders

             On August 20, 2001, the Annual Meeting of Shareholders was held:

                The following directors were elected:
                13,686,972 votes cast for:          Herbert P. Ladds, Jr.;
                13,672,177 votes cast for:          Timothy T. Tevens;
                13,684,378 votes cast for:          Robert L. Montgomery, Jr.;
                13,686,224 votes cast for:          Randolph A. Marks;
                13,684,443 votes cast for:          L. David Black;
                13,684,443 votes cast for:          Richard J. Fleming;
                13,686,303 votes cast for:          Carlos Pasqual.

Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

           There are no exhibits.

           On August 16, 2001, the Company filed a Current Report on Form 8-K with respect to a press release issued to announce another major step in its facility rationalization program with the closure of its Lister Bolt and Chain Division manufacturing facility in Richmond, BC, Canada.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COLUMBUS MCKINNON CORPORATION
                                          -----------------------------
                                          (Registrant)






Date: NOVEMBER 14, 2001                   /S/ ROBERT L. MONTGOMERY, JR.
      ------------------                  -----------------------------
                                          Robert L. Montgomery, Jr.
                                          Executive Vice President and
                                            Chief Financial Officer (Principal
                                            Financial Officer)