Form 10-Q
period 2003-08-13
AUDUBON WEST INC; YALE INDUSTRIAL PRODUCTS INC; COLUMBUS MCKINNON CORP
filed 2003-08-13
CIK 1062623, 1062624, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT 1934

For the quarterly period ended June 29, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                     to
                               -------------------    --------------------

Commission File Number:       0-27618

              COLUMBUS MCKINNON CORPORATION
-------------------------------------------------------------------------77
                   (Exact name of registrant as specified in its charter)

               NEW YORK                               16-0547600
--------------------------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

  140 JOHN JAMES AUDUBON PARKWAY, AMHERST, NY                     14228-1197
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): [ ] Yes [ X ] No


The  number  of  shares of common  stock  outstanding  as of July 31,  2003 was:
14,896,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                  JUNE 29, 2003


                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              June 29, 2003 and March 31, 2003                               2

           Condensed consolidated statements of operations
              and retained earnings - Three months ended
              June 29, 2003 and June 30, 2002                                3

           Condensed consolidated statements of cash flows -
              Three months ended June 29, 2003 and June 30, 2002             4

           Condensed consolidated statements of comprehensive
              income - Three months ended June 29, 2003
              and June 30, 2002                                              5

           Notes to condensed consolidated financial statements -
              June 29, 2003                                                  6

Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                            14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       19

Item 4.    Controls and Procedures                                          19


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                        20

Item 2.    Changes in Securities - none.                                    20

Item 3.    Defaults upon Senior Securities - none.                          20

Item 4.    Submission of Matters to a Vote of Security Holders - none.      20

Item 5.    Other Information - none.                                        20

Item 6.    Exhibits and Reports on Form 8-K                                 20

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                                    COLUMBUS MCKINNON CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)
                                                                                 JUNE 29,          MARCH 31,
                                                                                   2003              2003
                                                                                ----------        ----------
ASSETS:                                                                                (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $    5,226        $    1,943
      Trade accounts receivable                                                     77,965            79,335
      Unbilled revenues                                                              9,891             8,861
      Inventories                                                                   75,248            78,613
      Net assets held for sale                                                       1,800             1,800
      Prepaid expenses                                                              12,571            10,819
                                                                                ----------        ----------
Total current assets                                                               182,701           181,371
Property, plant, and equipment, net                                                 67,087            67,295
Goodwill and other intangibles, net                                                195,117           195,129
Marketable securities                                                               23,804            21,898
Deferred taxes on income                                                            14,747            15,245
Other assets                                                                         1,916             1,668
                                                                                ----------        ----------
Total assets                                                                    $  485,372        $  482,606
                                                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $    6,516        $    2,245
      Trade accounts payable                                                        23,421            28,654
      Accrued liabilities                                                           45,021            36,540
      Restructuring reserve                                                          2,061             2,331
      Current portion of long-term debt                                              4,838             4,981
                                                                                ----------        ----------
Total current liabilities                                                           81,857            74,751
Senior debt, less current portion                                                   99,464           109,355
Subordinated debt                                                                  199,747           199,734
Other non-current liabilities                                                       46,288            46,059
                                                                                ----------        ----------
Total liabilities                                                                  427,356           429,899
                                                                                ----------        ----------
Shareholders' equity
      Common stock                                                                     149               149
      Additional paid-in capital                                                   104,283           104,412
      Accumulated deficit                                                          (26,048)          (26,547)
      ESOP debt guarantee                                                           (5,562)           (5,709)
      Unearned restricted stock                                                       (208)             (208)
      Accumulated other comprehensive loss                                         (14,598)          (19,390)
                                                                                ----------        ----------
Total shareholders' equity                                                          58,016            52,707
                                                                                ----------        ----------
Total liabilities and shareholders' equity                                      $  485,372        $  482,606
                                                                                ==========        ==========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                    COLUMBUS MCKINNON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                             (UNAUDITED)



                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                 JUNE 29,           JUNE 30,
                                                                                   2003               2002
                                                                                ----------         ----------
                                                                                   (IN THOUSANDS, EXCEPT
                                                                                      PER SHARE DATA)


Net sales                                                                       $  106,575         $  113,891
Cost of products sold                                                               80,677             86,261
                                                                                ----------         ----------
Gross profit                                                                        25,898             27,630
                                                                                ----------         ----------

Selling expenses                                                                    11,922             11,323
General and administrative expenses                                                  5,767              6,704
Restructuring charges                                                                  801                  -
Amortization of intangibles                                                            142                129
                                                                                ----------         ----------
                                                                                    18,632             18,156
                                                                                ----------         ----------

Income from operations                                                               7,266              9,474
Interest and debt expense                                                            9,672              7,277
Other (income) and expense, net                                                     (3,094)            (3,493)
                                                                                ----------         ----------
Income from operations before income tax expense
     and cumulative effect of accounting change                                        688              5,690
Income tax expense                                                                     189              2,191
                                                                                ----------         ----------
Income from operations before cumulative effect
     of accounting change                                                              499              3,499
Cumulative effect of change in accounting principle                                      -             (8,000)
                                                                                -----------        ----------
Net income (loss)                                                                      499             (4,501)
Accumulated deficit - beginning of period                                          (26,547)           (12,536)
                                                                                ----------         ----------
Accumulated deficit - end of period                                             $  (26,048)        $  (17,037)
                                                                                ===========        ==========

Earnings per share data, basic and diluted:
     Income from operations before cumulative effect
         of accounting change                                                   $     0.03         $     0.24
     Cumulative effect of accounting change                                              -              (0.55)
                                                                                ----------         ----------
     Net income (loss)                                                          $     0.03         $    (0.31)
                                                                                ==========         ==========



          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                    COLUMBUS MCKINNON CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                 JUNE 29,          JUNE 30,
                                                                                   2003              2002
                                                                                ----------        ----------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from operations before cumulative effect
     of accounting change                                                       $      499        $    3,499
Adjustments to reconcile income from operations to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                                   2,735             2,866
     Deferred income taxes                                                             498                31
     Gain on sale of real estate/investments                                        (3,282)           (2,757)
     Other                                                                             496               575
     Changes in operating assets and liabilities:
           Trade accounts receivable                                                 2,286               777
           Unbilled revenues                                                        (1,152)               57
           Inventories                                                               4,827            (2,156)
           Prepaid expenses                                                         (1,717)           (1,939)
           Other assets                                                                (66)               68
           Trade accounts payable                                                   (6,030)             (549)
           Accrued and non-current liabilities                                       7,885            (6,614)
                                                                                ----------        ----------
Net cash provided by (used in) operating activities                                  6,979            (6,142)
                                                                                ----------        ----------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                                                (415)              (50)
Capital expenditures                                                                (1,499)             (950)
Proceeds from sale of business                                                           -            15,950
Net assets held for sale                                                             3,282             1,990
                                                                                ----------        ----------
Net cash provided by investing activities                                            1,368            16,940
                                                                                ----------        ----------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
     line-of-credit agreements                                                      16,602           (21,529)
Repayment of debt                                                                  (21,867)             (334)
Reduction of ESOP debt guarantee                                                       147               116
Other                                                                                 (205)             (852)
                                                                                ----------        -----------
Net cash used in financing activities                                               (5,323)          (22,599)
Effect of exchange rate changes on cash                                                259               510
                                                                                ----------        ----------
Net cash provided by (used in) continuing operations                                 3,283           (11,291)
Net cash provided by discontinued operations                                             -               482
                                                                                ----------        ----------
Net change in cash and cash equivalents                                              3,283           (10,809)
Cash and cash equivalents at beginning of period                                     1,943            13,068
                                                                                ----------        ----------
Cash and cash equivalents at end of period                                      $    5,226        $    2,259
                                                                                ==========        ==========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                    COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                 JUNE 29,          JUNE 30,
                                                                                   2003              2002
                                                                                ----------        ----------
                                                                                         (IN THOUSANDS)

Net income (loss)                                                               $      499        $   (4,501)
                                                                                ----------        ----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                           3,110             5,623
  Unrealized gain (loss) on derivatives qualifying as hedges                           191              (130)
  Unrealized gain (loss) on investments:
    Unrealized holding gain (loss) arising during the period                         1,278              (989)
    Less: reclassification adjustment for loss
           (gain) included in net income                                               213            (2,034)
                                                                                ----------        ----------
                                                                                     1,491            (3,023)
                                                                                ----------        ----------
Total other comprehensive income                                                     4,792             2,470
                                                                                ----------        ----------
Comprehensive income (loss)                                                     $    5,291        $   (2,031)
                                                                                ==========        ==========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  JUNE 29, 2003


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 29, 2003, and the results of its operations and its cash flows for the three month periods ended June 29, 2003 and June 30, 2002, have been included. Results for the period ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2003.

     The Company is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, chain and forged attachments. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.

2. The Company has two stock-based employee compensation plans in effect. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                         THREE MONTHS ENDED
                                                                --------------------------------------
                                                                 JUNE 29, 2003          JUNE 30, 2002
                                                                --------------------------------------
        Net income (loss), as reported......................... $           499        $      (4,501)
          Deduct: Total stock based employee compensation
          expenses determined under fair value based method
          for all awards, net of related tax effects...........            (141)                (255)
                                                                --------------------------------------
          Net income (loss), pro forma......................... $           358        $      (4,756)
                                                                ======================================
       Basic and diluted income (loss) per share:
          As reported.......................................... $          0.03        $       (0.31)
                                                                ======================================
          Pro forma............................................ $          0.02        $       (0.33)
                                                                ======================================

3.   Inventories consisted of the following:

                                                JUNE 29,          MARCH 31,
                                                  2003              2003
                                               ----------        ----------
     At cost - FIFO basis:
          Raw materials.....................   $   39,266        $   42,707
          Work-in-process...................       10,399            10,361
          Finished goods....................       33,229            33,072
                                               ----------        ----------
                                                   82,894            86,140
     LIFO cost less than FIFO cost..........       (7,646)           (7,527)
                                               ----------        ----------
     Net inventories   .....................   $   75,248        $   78,613
                                               ==========        ==========

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

4. On November 21, 2002, the Company refinanced its credit facilities. The new arrangement consisted of a Revolving Credit Facility, a Term Loan, and a Senior Second Secured Term Loan. The Revolving Credit Facility provides availability up to a maximum of $57 million ($22 million outstanding at June 29, 2003). Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 275 or 150 basis points, respectively, at June 29, 2003 (4.00% or 5.50%). The Revolving Credit Facility is secured by all domestic and Canadian inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     The Term Loan requires quarterly payments of $1,179,000, which, with the effect of the refinancing described below, would result in repayment in full on October 1, 2005. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 325 basis points at June 29, 2003 (4.54%). The Term Loan is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     The Senior Second Secured Term loan was repaid in its entirety on July 22, 2003 as outlined below. As a result of the repayment occurring prior to the first anniversary of the loan, approximately $1.1 million of interest expense will be reversed in the second quarter of fiscal 2004.

     The corresponding credit agreements associated with the Revolving Credit Facility and the Term Loan place certain debt covenant restrictions on the Company including certain financial requirements and a restriction on dividend payments.

     The carrying amount of the Company's senior debt instruments approximates the fair value based on current market rates. At June 29, 2003, the Company's subordinated debt had an approximate fair market value of $158,000,000 based on quoted market prices, which is less than the carrying amount of $199,747,000.

     From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The Company entered into an interest rate swap agreement, which matured in June 2003. The cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive loss, net of tax and amounted to a gain of $191 for the fiscal 2004 quarter versus a loss of $130 for the fiscal 2003 quarter.

     On July 22, 2003, the Company issued $115 million of 10% Senior Secured Notes (10% Notes) due August 1, 2010. The following table sets forth actual long-term debt as of June 29, 2003 and as adjusted to give effect to the use of proceeds from the note offering:

                                                           JUNE 29, 2003
                                                --------------------------------
                                                    ACTUAL         AS ADJUSTED
                                                --------------------------------

        Revolving Credit Facility...............  $   22,203        $   12,203
        Term Loan...............................      14,635            10,735
        Senior Second Secured Term Loan.........      66,800                 -
        10% Senior Secured Notes................           -           115,000
        Other senior debt.......................         664               664
        8 1/2% Senior Subordinated Notes........     199,747           164,097
                                                --------------------------------
        Total long-term debt....................  $  304,049        $  302,699
                                                ================================

     Provisions of the 10% Notes include, without limitation, restrictions on indebtedness, restricted payments, asset and subsidiary stock sales, liens, and other restricted transactions. The 10% Notes are not entitled to redemption at the option of the Company, prior to August 1, 2007 in the absence of an equity offering. The Company may redeem up to 35% of the outstanding notes at a redemption price of 110.0% with the proceeds of equity offerings, subject to certain restrictions. On and after August 1, 2007, they are redeemable at prices declining annually to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require the Company to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are secured by a second-priority interest in all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

     As a result of the bond offering and repayment of the Senior Second Secured Term Loan and a portion of the Term Loan and 8 1/2% Senior Subordinated Notes, approximately $4.9 million of deferred financing costs will be written-off in the second quarter of fiscal 2004. Approximately $3.0 million of new deferred financing costs were incurred and will be amortized over the seven year term of the 10% Notes. In addition, a $5.6 million gain will be recorded in the fiscal 2004 quarter for the redemption of the 8 1/2% Notes at a discount.

     Also, effective August 4, 2003, the Company entered into an interest rate swap agreement to effectively convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010.

5. Upon the adoption of SFAS No. 142, the Company recorded a one-time, non-cash charge of $8,000,000 to reduce the carrying value of its goodwill as of April 1, 2002. Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. The impairment charge was related to the Cranebuilder reporting unit in the Products segment and the Univeyor reporting unit in the Solutions segment. In relation to the initial adoption of SFAS No. 142, goodwill was allocated among the reporting units so that goodwill was allocated to the units that benefited from the acquisitions. The Company will record any future impairment charges as a component of operating income.

6. During the first quarter of fiscal 2004, the Company implemented a Corporate-wide reorganization plan and recorded restructuring costs of $0.8 million related to various employee termination benefits. All of these costs are related to the Products segment, with the exception of approximately $0.1 million. Approximately 40 employees were to be terminated at the various facilities. As of June 29, 2003, substantially all of the terminations had occurred, with the remainder to occur by the end of the second quarter of fiscal 2004. The liability as of June 29, 2003 consists of severance payments and costs associated with the preparation and maintenance of non-operating of facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." Regarding our fiscal 2003 projects, of the four facilities being completely closed and prepared for disposal, two are expected to be disposed of in the second quarter of fiscal 2004 and two others in the second half of Fiscal 2005.

     The following table provides a reconciliation of the activity related to restructuring reserves, segregated by year and between employee costs ("employee") and facility closure related costs ("facility"):

                                    FISCAL 2002            FISCAL 2003             FISCAL 2004
                                    -----------      ------------------------      -----------
                                     FACILITY        EMPLOYEE        FACILITY        EMPLOYEE          TOTAL
                                    -------------------------------------------------------------------------
   Reserve at March 31, 2003.......  $    360        $    922        $  1,049        $      -        $  2,331
   Fiscal 2004 first quarter
      restructuring charges........         -              41              97             663             801
   Cash payments...................       (33)           (416)           (345)           (277)         (1,071)
                                    -------------------------------------------------------------------------
   Reserve at June 29, 2003........  $    327        $    547        $    801        $    386        $  2,061
                                    =========================================================================

7. Income tax expense as a percentage of income before income tax expense was 27.5% and 38.5% in the fiscal 2004 and 2003 quarters, respectively. The percentage for fiscal 2004 varies from the U.S. statutory rate due to jurisdictional mix.

8. The following table sets forth the computation of basic and diluted earnings per share:

                                                                                     THREE MONTHS ENDED
                                                                                 JUNE 29,          JUNE 30,
                                                                                   2003              2002
                                                                                ----------        ----------
     Numerator for basic and diluted earnings per share:
       Net income (loss) .................................................      $      499        $   (4,501)
                                                                                ==========        ==========
     Denominators:
       Weighted-average common stock outstanding -
           denominator for basic EPS......................................          14,539            14,477
       Effect of dilutive employee stock options..........................               -                 -
                                                                                ----------        ----------

       Adjusted weighted-average common stock outstanding
         and assumed conversions - denominator for diluted EPS............          14,539            14,477
                                                                                ==========        ==========

9. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Solutions segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units prior to the effects of amortization.

     Segment information as of and for the three months ended June 29, 2003 and June 30, 2002, is as follows:

                                                                    THREE MONTHS ENDED JUNE 29, 2003
                                                                    --------------------------------
                                                             PRODUCTS           SOLUTIONS            TOTAL
                                                            -----------        -----------        -----------
     Sales to external customers......................      $    91,957        $    14,618        $   106,575
     Operating income before restructuring
        charges and amortization..............                    8,148                 61              8,209
     Depreciation and amortization....................            2,441                294              2,735
     Total assets.....................................          451,357             34,015            485,372

                                                                    THREE MONTHS ENDED JUNE 30, 2002
                                                                    --------------------------------
                                                             PRODUCTS           SOLUTIONS            TOTAL
                                                            -----------        -----------        -----------
     Sales to external customers......................      $    97,854        $    16,037        $   113,891
     Operating income before restructuring
        charges and amortization..............                    8,960                643              9,603
     Depreciation and amortization....................            2,616                250              2,866
     Total assets.....................................          433,247             67,390            500,637


     The following schedule provides a reconciliation of operating income before restructuring charges and amortization with income from operations before income tax expense and cumulative effect of accounting change:

                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                           JUNE 30,           JUNE 29,
                                                                             2003               2002
                                                                             ----               ----
          Operating income before restructuring
             charges and amortization.................................   $     8,209        $     9,603
          Restructuring charges.......................................          (801)                 -
          Amortization of intangibles.................................          (142)              (129)
          Interest and debt expense...................................        (9,672)            (7,277)
          Other income and (expense), net.............................         3,094              3,493
                                                                         -----------        -----------
          Income from operations before income tax expense
             and cumulative effect of accounting change...............   $       688        $     5,690
                                                                         ===========        ===========

10.  The  summary   financial   information   of  the  parent,   guarantors  and
     nonguarantors of the 8.5% senior subordinated notes is as follows:


                                                                                   Non-        Elimina-      Consoli-
(In thousands)                                        Parent      Guarantors    Guarantors      tions         dated
                                                    ------------------------------------------------------------------
AS OF JUNE 29, 2003
Current assets:
 Cash and cash equivalents                          $    1,901    $     (917)   $    4,242    $        -    $    5,226
 Trade accounts receivable and unbilled revenues        50,855           (10)       37,011             -        87,856
 Inventories                                            35,935        18,909        21,376          (972)       75,248
 Other current assets                                    9,553           (53)        4,871             -        14,371
                                                    ------------------------------------------------------------------
  Total current assets                                  98,244        17,929        67,500          (972)      182,701
 Property, plant, and equipment, net                    31,329        16,018        19,740             -        67,087
 Goodwill and other intangibles, net                    98,569        57,364        39,184             -       195,117
 Intercompany                                           37,999       (68,577)      (41,488)       72,066             -
 Other assets                                          207,515       174,335        32,115      (373,498)       40,467
                                                    ------------------------------------------------------------------
  Total assets                                      $  473,656    $  197,069    $  117,051    $ (302,404)   $  485,372
                                                    ==================================================================


Current liabilities                                 $   45,943    $    9,955    $   28,808    $   (2,849)   $   81,857
 Long-term debt, less current portion                  283,697             -        15,514             -       299,211
 Other non-current liabilities                          27,565        14,286         4,437             -        46,288
                                                    ------------------------------------------------------------------
  Total liabilities                                    357,205        24,241        48,759        (2,849)      427,356

Shareholders' equity                                   116,451       172,828        68,292      (299,555)       58,016
                                                    ------------------------------------------------------------------
  Total liabilities and shareholders' equity        $  473,656    $  197,069    $  117,051    $ (302,404)   $  485,372
                                                    ==================================================================




FOR THE THREE MONTHS ENDED JUNE 29, 2003
Net sales                                           $   53,053    $   27,661    $   30,792    $   (4,931)   $  106,575
Cost of products sold                                   40,356        22,016        23,236        (4,931)       80,677
                                                    ------------------------------------------------------------------
Gross profit                                            12,697         5,645         7,556             -        25,898
                                                    ------------------------------------------------------------------
Selling, general and administrative expenses             8,370         2,971         6,348             -        17,689
Restructuring charges                                      747             -            54             -           801
Amortization of intangibles                                 58             -            84                         142
                                                    ------------------------------------------------------------------
                                                         9,175         2,971         6,486             -        18,632
                                                    ------------------------------------------------------------------
Income from operations                                   3,522         2,674         1,070             -         7,266
Interest and debt expense                                9,172             -           500             -         9,672
Other (income) and expense, net                            198        (3,282)          (10)            -        (3,094)
                                                    ------------------------------------------------------------------
Income before income taxes                              (5,848)        5,956           580             -           688
Income tax expense                                      (2,322)        2,368           143             -           189
                                                    ------------------------------------------------------------------
Net (loss) income                                   $   (3,526)   $    3,588    $      437    $        -    $      499
                                                    ==================================================================




                                                                                   Non-        Elimina-      Consoli-
(In thousands)                                        Parent      Guarantors    Guarantors      tions         dated
                                                    ------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 29, 2003
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
     activities                                     $   17,587    $   (3,282)   $   (7,326)   $        -    $    6,979
                                                    ------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                    (415)            -             -             -          (415)
Capital expenditures                                    (1,020)          (86)         (393)            -        (1,499)
Other                                                        -         3,282             -             -         3,282
                                                    ------------------------------------------------------------------
Net cash (used in) provided by investing
     activities                                         (1,435)        3,196          (393)            -         1,368
                                                    ------------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings under revolving
     line-of-credit agreements                           7,324             -         9,278             -        16,602
Repayment of debt                                      (21,472)            -          (395)            -       (21,867)
Other                                                      (58)            -             -             -           (58)
                                                    ------------------------------------------------------------------
Net cash  (used in) provided by financing
     activities                                        (14,206)            -         8,883             -        (5,323)
Effect of exchange rate changes on cash                   (101)           (2)          362             -           259
                                                    ------------------------------------------------------------------
Net change in cash and cash equivalents                  1,845           (88)        1,526             -         3,283
Cash and cash equivalents at
     beginning of period                                    56          (829)        2,716             -         1,943
                                                    ------------------------------------------------------------------
Cash and cash equivalents at end of period          $    1,901    $     (917)   $    4,242    $        -    $    5,226
                                                    ==================================================================


AS OF JUNE 30,  2002
Current assets:
 Cash and cash equivalents                          $     (538)   $     (835)   $    3,632    $        -    $    2,259
 Trade accounts receivable and unbilled
      revenues                                          54,316         5,760        25,771             -        85,847
 Inventories                                            42,635        24,189        27,882          (949)       93,757
 Other current assets                                   10,531        (1,368)        4,193             -        13,356
                                                    -------------------------------------------------------------------
  Total current assets                                 106,944        27,746        61,478          (949)      195,219
 Property, plant, and equipment, net                    34,725        17,896        17,297             -        69,918
 Goodwill and other intangibles, net                    36,623       121,049        44,821             -       202,493
 Intercompany                                          259,219      (273,512)      (57,747)       72,040             -
 Other assets                                           76,853       159,486        (1,551)     (201,781)       33,007
                                                    -------------------------------------------------------------------
  Total assets                                      $  514,364    $   52,665    $   64,298    $ (130,690)   $  500,637
                                                    ===================================================================


Current liabilities                                 $  165,004    $    5,006    $   22,708    $   (2,866)   $  189,852
 Long-term debt, less current portion                  199,694             -         1,829             -       201,523
 Other non-current liabilities                          17,078        11,182         3,253             -        31,513
                                                    -------------------------------------------------------------------
  Total liabilities                                    381,776        16,188        27,790        (2,866)      422,888

Shareholders' equity                                   132,588        36,477        36,508      (127,824)       77,749
                                                    -------------------------------------------------------------------
  Total liabilities and shareholders' equity        $  514,364    $   52,665    $   64,298    $ (130,690)   $  500,637
                                                    ===================================================================




                                                                                   Non-         Elimina-     Consoli-
(In thousands)                                        Parent      Guarantors    Guarantors       tions         dated
                                                    -------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2002
Net sales                                           $   58,521    $   31,052    $   28,297    $   (3,979)   $  113,891
Cost of products sold                                   44,448        24,320        21,472        (3,979)       86,261
                                                    -------------------------------------------------------------------
Gross profit                                            14,073         6,732         6,825             -        27,630
                                                    -------------------------------------------------------------------
Selling, general and administrative expenses             9,783         3,049         5,195             -        18,027
Amortization of intangibles                                 57             1            71             -           129
                                                    -------------------------------------------------------------------
                                                         9,840         3,050         5,266             -        18,156
                                                    -------------------------------------------------------------------
Income from operations                                   4,233         3,682         1,559             -         9,474
Interest and debt expense                                7,128            38           111             -         7,277
Other (income) and expense, net                         (3,359)          (60)          (74)            -        (3,493)
                                                    -------------------------------------------------------------------
Income before income taxes                                 464         3,704         1,522             -         5,690
Income tax expense                                         202         1,519           470             -         2,191
                                                    -------------------------------------------------------------------
Net income before cumulative effect of
     accounting change                                     262         2,185         1,052             -         3,499
                                                    -------------------------------------------------------------------
Cumulative effect of change in
     accounting  principle                                   -        (1,930)       (6,070)            -        (8,000)
                                                    -------------------------------------------------------------------
Net income (loss)                                   $      262    $      255    $   (5,018)   $        -    $   (4,501)
                                                    -------------------------------------------------------------------


FOR THE THREE MONTHS ENDED JUNE 30, 2002
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
     activities                                     $    3,168    $   (5,751)   $   (3,559)   $        -    $   (6,142)
                                                    ------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of marketable securities, net                     (50)            -             -             -           (50)
Capital expenditures                                      (362)         (258)         (330)            -          (950)
Proceeds from sale of business                               -        15,950             -             -        15,950
Other                                                        -         1,990             -             -         1,990
                                                    ------------------------------------------------------------------
Net cash (used in) provided by investing
     activities                                           (412)       17,682          (330)            -        16,940
                                                    ------------------------------------------------------------------
FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
     line-of-credit agreements                         (10,249)      (11,551)          271             -       (21,529)
Repayment of debt                                         (329)            -            (5)            -          (334)
Other                                                     (736)            -             -             -          (736)
                                                    ------------------------------------------------------------------
Net cash  (used in) provided by financing
     activities                                        (11,314)      (11,551)          266             -       (22,599)
Effect of exchange rate changes on cash                     (4)            4           510             -           510
                                                    ------------------------------------------------------------------
Net cash (used in) provided by continuing
     operations                                         (8,562)          384        (3,113)            -       (11,291)
Net cash provided by discontinued operations                 -           482             -             -           482
                                                    ------------------------------------------------------------------
Net change in cash and cash equivalents                 (8,562)          866        (3,113)            -       (10,809)
Cash and cash equivalents at beginning of period         8,024        (1,701)        6,745             -        13,068
                                                    ------------------------------------------------------------------
Cash and cash equivalents at end of period          $     (538)   $     (835)   $    3,632    $        -    $    2,259
                                                    ==================================================================

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (AMOUNTS IN THOUSANDS)

The Company is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position or secure material. Key products include hoists, cranes, chain and forged attachments. The Company's material handling Products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers (OEMs), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling Solutions businesses primarily deal directly with end-users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive, and other industrial markets.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 2003 AND JUNE 30, 2002
Net sales in the fiscal 2004 quarter ended June 29, 2003 were $106,575, a decrease of $7,316 or 6.4% from the quarter ended June 30, 2002. Sales in the Products segment were down 6.0% as a result of the ongoing softness in industrial markets, offset by $1.8 million attributable to translation of foreign currencies, particularly the Euro, into U.S. dollars. Sales in the Solutions segment decreased by 8.8%,primarily as a result of the divestiture of a subsidiary ($1.7 million) on March 31, 2003. Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each segment:

                                       THREE MONTHS ENDED
                                       ------------------
                                    JUNE 29,        JUNE 30,                 CHANGE
                                      2003            2002           AMOUNT            %
                                      ----            ----           ------         -------
                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Products segment                   $    91,957     $    97,854     $    (5,897)       (6.0)
Solutions segment                       14,618          16,037          (1,419)       (8.8)
                                   -----------     -----------     -----------
Consolidated net sales             $   106,575     $   113,891     $    (7,316)       (6.4)
                                   ===========     ===========     ===========

The Company's consolidated gross profit margin was 24.3% for both the fiscal 2004 and 2003 quarters. Gross profit margins were 25.8% and 25.5% for the Products segment and 14.9% and 16.7% for the Solutions segment, in the fiscal 2004 and 2003 quarters, respectively. The maintenance of the consolidated gross profit margin and the Products segment gross profit margin despite lower sales volumes is the result of cost containment activities. The decrease in the Solutions segment gross profit margin was the result of a shift in sales mix to larger integrated solutions projects which typically carry lower gross profit margins and the impact of the divestiture of a small subsidiary on March 31, 2003.

Selling expenses were $11,922 and $11,323 in the fiscal 2004 and 2003 quarters, respectively. The increase is primarily attributable to translation of foreign currencies, particularly the Euro into U.S. dollars ($0.5 million). As a percentage of consolidated net sales, selling expenses were 11.2% and 9.9% for the fiscal 2004 and 2003 quarters, respectively. The increase in percentage is the result of the fixed nature of the selling expenses, including investments in new markets, relative to a decrease in sales volume.

General and administrative expenses were $5,767 and $6,704 in the fiscal 2004 and 2003 quarters, respectively. The decrease is the result of having no bonus expense in the current year compared to prior year ($0.4 million), the divestiture of a small subsidiary ($0.2 million) and general cost containment. As a percentage of consolidated net sales, general and administrative expenses were 5.4% and 5.9% in the fiscal 2004 and 2003 quarters, respectively.

During the first quarter of fiscal 2004, the Company implemented a Corporate-wide reorganization plan and recorded restructuring costs of $0.8 million related to various employee termination benefits. All of these costs are related to the Products segment, with the exception of approximately $0.1 million. Approximately 40 employees were to be terminated at the various facilities. As of June 29, 2003, substantially all of the terminations had occurred, with the remainder to occur by the end of the second quarter of fiscal 2004. The liability as of June 29, 2003 consists of severance payments and costs associated with the preparation and maintenance of non-operating of facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". Regarding our fiscal 2003 projects, of the four facilities being completely closed and prepared for disposal, two are expected to be disposed of in the second quarter of fiscal 2004 and two others in the second half of Fiscal 2005.

Amortization of intangibles was $142 and $129 in the fiscal 2004 and 2003 quarters, respectively.

Interest and debt expense was $9,672 and $7,277 in the fiscal 2004 and 2003 quarters, respectively. The company renegotiated its credit facility in November of 2002. A portion of the renegotiated debt has a higher effective interest rate than the Company's previous credit facility, causing an increase in interest expense despite the reduced debt level. In addition, the Company incurred $1.2 million in the fiscal 2004 first quarter for amendment fees relating to the credit facilities. As a percentage of consolidated net sales, interest and debt expense was 9.1% and 6.4% for the fiscal 2004 and 2003 quarters, respectively.

Other (income) and expense, net was ($3,094) and ($3,493) in the fiscal 2004 and 2003 quarters, respectively. The 2004 amount is composed of $3.3 million in proceeds from the sale of excess property, while the 2003 amount is primarily the result of realized gains of $3.2 million on the Company's marketable securities held by its captive insurance subsidiary.

Income tax expense as a percentage of income before income tax expense was 27.5% and 38.5% in the fiscal 2004 and 2003 quarters, respectively. The percentage for fiscal 2004 varies from the U.S. statutory rate due to jurisdictional mix.

LIQUIDITY AND CAPITAL RESOURCES

On November 21, 2002, the Company refinanced its credit facilities. The new arrangement consisted of a Revolving Credit Facility, a Term Loan, and a Senior Second Secured Term Loan. The Revolving Credit Facility provides availability up to a maximum of $57 million ($22 million outstanding at June 29, 2003). Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 275 or 150 basis points, respectively, at June 29, 2003 (4.00% or 5.50%). The Revolving Credit Facility is secured by all domestic and Canadian inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The Term Loan requires quarterly payments of $1,179,000, which, with the effect of the refinancing described below, would result in repayment in full on October 1, 2005. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 325 basis points at June 29, 2003 (4.54%). The Term Loan is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The Senior Second Secured Term loan was repaid in its entirety on July 22, 2003 as outlined below. As a result of the repayment occurring prior to the first anniversary of the loan, approximately $1.1 million of interest expense will be reversed in the second quarter of fiscal 2004.

The corresponding credit agreements associated with the Revolving Credit Facility and the Term Loan place certain debt covenant restrictions on the Company including certain financial requirements and a restriction on dividend payments.

The carrying amount of the Company's senior debt instruments approximates the fair value based on current market rates. At June 29, 2003, the Company's subordinated debt had an approximate fair market value of $158,000,000 based on quoted market prices, which is less than the carrying amount of $199,747,000.

From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The Company entered into an interest rate swap agreement, which matured in June 2003. The cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive loss, net of tax and amounted to a gain of $191 for the fiscal 2004 quarter versus a loss of $130 for the fiscal 2003 quarter.

On July 22, 2003, the Company issued $115 million of 10% Senior Secured Notes (10% Notes) due August 1, 2010. The following table sets forth actual long-term debt as of June 29, 2003 and as adjusted to give effect to the use of proceeds from the note offering:

                                                           JUNE 29, 2003
                                                --------------------------------
                                                    ACTUAL         AS ADJUSTED
                                                --------------------------------

        Revolving Credit Facility...............  $   22,203        $   12,203
        Term Loan...............................      14,635            10,735
        Senior Second Secured Term Loan.........      66,800                 -
        10% Senior Secured Notes................           -           115,000
        Other senior debt.......................         664               664
        8 1/2% Senior Subordinated Notes........     199,747           164,097
                                                --------------------------------
        Total long-term debt....................  $  304,049        $  302,699
                                                ================================

Provisions of the 10% Notes include, without limitation, restrictions on indebtedness, restricted payments, asset and subsidiary stock sales, liens, and other restricted transactions. The 10% Notes are not entitled to redemption at the option of the Company, prior to August 1, 2007 in the absence of an equity offering. The Company may redeem up to 35% of the outstanding notes at a redemption price of 110.0% with the proceeds of equity offerings, subject to certain restrictions. On and after August 1, 2007, they are redeemable at prices declining annually to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require the Company to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are secured by a second-priority interest in all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

As a result of the bond offering and repayment of the Senior Second Secured Term Loan and a portion of the Term Loan and 8 1/2% Senior Subordinated Notes, approximately $4.9 million of deferred financing costs will be written-off in the second quarter of fiscal 2004. Approximately $3.0 million of new deferred financing costs were incurred and will be amortized over the seven year term of the 10% Notes. In addition, a $5.6 million gain will be recorded in the fiscal 2004 quarter for the redemption of the 8 1/2% Notes at a discount.

In addition, effective August 4, 2003, the Company entered into an interest rate swap agreement to effectively convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010.

We believe that our cash on hand, cash flows from operations, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which is focused on cash generation for debt repayment. The business plan includes continued implementation of lean manufacturing, facility rationalization projects, possible divestiture of excess facilities and certain non-strategic operations, and improving working capital components, including inventory reductions.

Net cash provided by operating activities was $6,979 for the three months ended June 29, 2003 compared to net cash used by operating activities of $6,142 for the three months ended June 30, 2002. The $13,121 improvement is due to changes in net working capital components, primarily inventories ($7.0 million) and accounts payable and accrued liabilities ($9.0 million) offset by lower operating income ($3.0 million).

Net cash provided by investing activities decreased to $1,368 for the three months ended June 29, 2003 from $16,940 for the three months ended June 30, 2002 as a result of the proceeds from the sale of ASI in the first quarter of fiscal 2003.

Net cash used in financing activities was $5,323 for the three months ended June 29, 2003 compared to $22,599 for the three months ended June 30, 2002. The $17,276 decrease is primarily the result of proceeds from the sale of ASI used to repay debt in the first quarter of fiscal 2003.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 29, 2003 and June 30, 2002 were $1,499 and $950, respectively.


INFLATION AND OTHER MARKET CONDITIONS

The Company's costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. The Company does not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels over the periods and because the Company has generally been able to pass on rising costs through price increases. However, employee benefit costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.


SEASONALITY AND QUARTERLY RESULTS

Quarterly results may be materially affected by the timing of large customer orders, by periods of high vacation and holiday concentrations, by the timing and extent of restructuring projects, and by acquisitions and the magnitude of acquisition costs. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.


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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Effective August 4, 2003, the Company entered into an interest rate swap agreement to effectively convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010.

There have been no other material changes in the reported market risks since the end of Fiscal 2003.


Item 4.    Controls and Procedures

Within 90 days before the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, Rule 13a-14. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 2.    Changes in Securities - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders - none.

Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit 4.1 Registration Rights Agreement dated July 15, 2003 among Columbus McKinnon Corporation, Credit Suisse First Boston LLC and Fleet Securities, Inc.

           Exhibit 4.2 Indenture among Columbus McKinnon Corporation, the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust National Association, as trustee, dated July 22, 2003.

           Exhibit 10.1 Intercreditor Agreement, dated as of July 22, 2003 among Columbus McKinnon Corporation as Borrower, subsidiary Guarantors as listed thereto, Fleet Capital Corporation, as Credit Agent, and U.S. Bank Trust National Association, as Trustee.

           Exhibit 99.1     Certification of Chief Executive Officer

           Exhibit 99.2     Certification of Chief Financial Officer

           On July 8, 2003, the Company filed a Current Report on Form 8-K with respect to its offer to sell $100 million in senior secured notes.

           On July 8, 2003, the Company filed a Current Report on Form 8-K with respect to guidance regarding its expected financial results for the first quarter of fiscal 2004.

           On July 8, 2003, the Company filed a Current Report on Form 8-K with respect to certain financial information contained within the preliminary confidential offering circular for $100 million in senior secured notes.

           On July 16, 2003, the Company filed a Current Report on Form 8-K with respect to its pricing of the $115 million in senior secured notes.

           On July 22, 2003, the Company filed a Current Report on Form 8-K with respect to its financial results for the first quarter of fiscal 2004.

           On July 22, 2003, the Company filed a Current Report on Form 8-K with respect to its completion of the sale of $115 million in senior secured notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COLUMBUS MCKINNON CORPORATION
                                         ------------------------------
                                         (Registrant)






Date: AUGUST 13, 2003                    /S/ ROBERT L. MONTGOMERY, JR.
      ----------------                   ---------------------------------
                                         Robert L. Montgomery, Jr.
                                         Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Financial Officer)

                                  CERTIFICATION

I, Timothy T. Tevens, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Columbus McKinnon Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 13, 2003
/S/ TIMOTHY T. TEVENS
----------------------
Timothy T. Tevens
Chief Executive Officer

                                  CERTIFICATION

I, Robert L. Montgomery, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Columbus McKinnon Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  August 13, 2003
/S/ ROBERT L. MONTGOMERY
------------------------
Robert L. Montgomery
Chief Financial Officer