Form 10-Q
period 2003-11-12
AUDUBON WEST INC; YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2003-11-12
CIK 1062623, 1062624, 1263400, 1263401, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 28, 2003

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): [ ] Yes [X] No

The number of shares of common stock outstanding as of October 31, 2003 was:
14,896,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                               SEPTEMBER 28, 2003


                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              September 28, 2003 and March 31, 2003                            2

           Condensed consolidated statements of operations and
              accumulated deficit - Three months and six months
              ended September 28, 2003 and September 29, 2002                  3

           Condensed consolidated statements of cash flows - Six
              months ended September 28, 2003 and September 29, 2002           4

           Condensed consolidated statements of comprehensive
              income - Three months and six months ended
              September 28, 2003 and September 29, 2002                        5

           Notes to condensed consolidated financial statements -
              September 28, 2003                                               6

Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                              14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         18

Item 4.    Disclosure Controls and Procedures                                 18

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          19

Item 2.    Changes in Securities - none.                                      19

Item 3.    Defaults upon Senior Securities - none.                            19

Item 4.    Submission of Matters to a Vote of Security Holders                19

Item 5.    Other Information - none.                                          19

Item 6.    Exhibits and Reports on Form 8-K                                   19

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                                       COLUMBUS MCKINNON CORPORATION
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)
                                                                               SEPTEMBER 28,        MARCH 31,
                                                                                   2003               2003
                                                                                ----------         ----------
ASSETS:                                                                                (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $   13,170         $    1,943
      Trade accounts receivable                                                     75,519             79,335
      Unbilled revenues                                                              9,748              8,861
      Inventories                                                                   73,387             78,613
      Net assets held for sale                                                       2,884              1,800
      Prepaid expenses                                                              13,448             10,819
                                                                                ----------         ----------
Total current assets                                                               188,156            181,371
Property, plant, and equipment, net                                                 63,639             67,295
Goodwill and other intangibles, net                                                193,774            195,129
Marketable securities                                                               24,035             21,898
Deferred taxes on income                                                            14,619             15,245
Other assets                                                                         5,007              1,668
                                                                                ----------         ----------
Total assets                                                                    $  489,230         $  482,606
                                                                                ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $    6,091         $    2,245
      Trade accounts payable                                                        26,028             28,654
      Accrued liabilities                                                           56,180             36,540
      Restructuring reserve                                                          1,490              2,331
      Current portion of long-term debt                                              4,822              4,981
                                                                                ----------         ----------
Total current liabilities                                                           94,611             74,751
Senior bank debt, less current portion                                              10,623            109,355
Senior secured debt                                                                117,980                  -
Subordinated debt                                                                  164,109            199,734
Other non-current liabilities                                                       41,916             46,059
                                                                                ----------         ----------
Total liabilities                                                                  429,239            429,899
                                                                                ----------         ----------
Shareholders' equity
      Common stock                                                                     149                149
      Additional paid-in capital                                                   104,170            104,412
      Accumulated deficit                                                          (24,548)           (26,547)
      ESOP debt guarantee                                                           (5,415)            (5,709)
      Unearned restricted stock                                                       (208)              (208)
      Accumulated other comprehensive loss                                         (14,157)           (19,390)
                                                                                ----------         ----------
Total shareholders' equity                                                          59,991             52,707
                                                                                ----------         ----------
Total liabilities and shareholders' equity                                      $  489,230         $  482,606
                                                                                ==========         ==========



          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       ------------------                  ----------------
                                                 SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                      2003             2002              2003             2002
                                                      ----             ----              ----             ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net sales                                         $   106,584       $   113,238       $   213,159       $   227,129
Cost of products sold                                  81,517            86,665           162,194           172,926
                                                  -----------       -----------       -----------       -----------
Gross profit                                           25,067            26,573            50,965            54,203
                                                  -----------       -----------       -----------       -----------

Selling expenses                                       11,536            11,662            23,458            22,985
General and administrative expenses                     5,712             6,238            11,479            12,942
Restructuring charges                                     574                 -             1,375                 -
Amortization of intangibles                                78               134               220               263
                                                  -----------       -----------       -----------       -----------
                                                       17,900            18,034            36,532            36,190
                                                  -----------       -----------       -----------       -----------

Income from operations                                  7,167             8,539            14,433            18,013
Interest and debt expense                               5,730             7,207            15,402            14,484
Other (income) and expense, net                        (1,353)             (225)           (4,447)           (3,718)
                                                  ------------      -----------       -----------       -----------
Income from operations before income tax
   expense and cumulative effect of
   accounting change                                    2,790             1,557             3,478             7,247
Income tax expense                                      1,290               542             1,479             2,733
                                                  -----------       -----------       -----------       -----------
Income from operations before cumulative
   effect of accounting change                          1,500             1,015             1,999             4,514
Cumulative effect of accounting change                      -                 -                 -            (8,000)
                                                  -----------       -----------       -----------       -----------
Net income (loss)                                       1,500             1,015             1,999            (3,486)
Accumulated deficit - beginning of period             (26,048)          (17,037)          (26,547)          (12,536)
                                                  -----------       -----------       -----------       -----------
Accumulated deficit - end of period               $   (24,548)      $   (16,022)      $   (24,548)      $   (16,022)
                                                  ===========       ===========       ===========       ===========

Earnings per share data, basic and diluted:
   Income from operations before cumulative
     effect of accounting change                  $      0.10       $      0.07       $      0.14       $      0.31
   Cumulative effect of accounting change                   -                 -                 -             (0.55)
                                                  -----------       -----------       -----------       -----------
   Net income (loss)                              $      0.10       $      0.07       $      0.14       $     (0.24)
                                                  ============      ===========       ===========       ===========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                              COLUMBUS MCKINNON CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                      ----------------
                                                                               SEPTEMBER 28,     SEPTEMBER 29,
                                                                                   2003              2002
                                                                                ----------        ----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from operations before cumulative effect
   of accounting change                                                         $    1,999        $    4,514
Adjustments to reconcile income from operations to net
   cash provided by operating activities:
     Depreciation and amortization                                                   5,375             5,702
     Deferred income taxes                                                             626              (937)
     Gain on sale of real estate/investments                                        (3,282)           (2,757)
     Other                                                                             192             1,237
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues                           4,255             2,005
           Inventories                                                               6,863               150
           Prepaid expenses                                                         (1,596)           (1,323)
           Other assets                                                               (241)               26
           Trade accounts payable                                                   (3,469)           (7,232)
           Accrued and non-current liabilities                                      13,843              (730)
                                                                                ----------        ----------
Net cash provided by operating activities                                           24,565               655
                                                                                ----------        ----------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                                                (811)            1,184
Capital expenditures                                                                (2,094)           (2,270)
Proceeds from sale of businesses                                                         -            15,950
Net assets held for sale                                                             3,282             1,879
                                                                                ----------        ----------
Net cash provided by investing activities                                              377            16,743
                                                                                ----------        ----------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit agreements                              (1,090)          (23,366)
Repayment of debt                                                                 (124,206)           (1,531)
Proceeds from issuance of long-term debt                                           115,000                 -
Deferred financing costs incurred                                                   (4,011)           (1,666)
Other                                                                                  294               281
                                                                                ----------        ----------
Net cash used in financing activities                                              (14,013)          (26,282)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                298              (177)
                                                                                ----------        ----------
Net cash provided by (used in) continuing operations                                11,227            (9,061)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                             -               504
                                                                                ----------        ----------
Net change in cash and cash equivalents                                             11,227            (8,557)
Cash and cash equivalents at beginning of period                                     1,943            13,068
                                                                                ----------        ----------
Cash and cash equivalents at end of period                                      $   13,170        $    4,511
                                                                                ==========        ==========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                           COLUMBUS MCKINNON CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (UNAUDITED)

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          ------------------                 ----------------
                                                     SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                         2003             2002             2003             2002
                                                         ----             ----             ----             ----
                                                                              (IN THOUSANDS)

Net income                                            $    1,500       $    1,015       $    1,999       $   (3,486)
                                                      ----------       ----------       ----------       ----------
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                  606           (1,516)           3,716            4,107
   Unrealized gain (loss) on derivatives
     qualifying as hedges                                      -               33              191              (97)
   Unrealized (loss) gain on investments:
     Unrealized holding (losses) gains arising
       during the period                                     158           (1,596)           1,435           (2,585)
     Reclassification adjustment for
       (gains) losses included in net income                (323)             229             (109)          (1,805)
                                                      ----------       ----------       -----------      ----------
                                                            (165)          (1,367)           1,326           (4,390)
                                                      ----------       ----------       ----------       ----------
Total other comprehensive income (loss)                      441           (2,850)           5,233             (380)
                                                      ----------       ----------       ----------       ----------
Comprehensive income (loss)                           $    1,941       $   (1,835)      $    7,232       $   (3,866)
                                                      ==========       ==========       ==========       ==========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                               SEPTEMBER 28, 2003

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 28, 2003, and the results of its operations and its cash flows for the three and six-month periods ended September 28, 2003 and September 29, 2002, have been included. Results for the period ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2003.

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

2. The Company has two stock option-based employee compensation plans in effect. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                ---------------------------------------------------------------
                                                SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                    2003             2002             2003             2002
                                                ---------------------------------------------------------------
   Net income (loss), as reported.............. $      1,500     $      1,015     $      1,999     $     (3,486)
     Deduct: Total stock based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                        (121)            (255)            (262)            (510)
                                                ---------------------------------------------------------------
     Net income (loss), pro forma.............. $      1,379     $        760     $      1,737     $     (3,996)
                                                ===============================================================

  Basic and diluted income (loss) per share:
     As reported............................... $       0.10     $       0.07     $       0.14     $      (0.24)
                                                ===============================================================
     Pro forma................................. $       0.09     $       0.05     $       0.12     $      (0.28)
                                                ===============================================================

3.   Inventories consisted of the following:
                                                SEPTEMBER 28,       MARCH 31,
                                                    2003              2003
                                                 ----------        ----------
     At cost - FIFO basis:
          Raw materials....................      $   37,746        $   42,707
          Work-in-process..................          11,646            10,361
          Finished goods...................          31,701            33,072
                                                 ----------        ----------
                                                     81,093            86,140
     LIFO cost less than FIFO cost.........          (7,706)           (7,527)
                                                 ----------        ----------
     Net inventories   ....................      $   73,387        $   78,613
                                                 ==========        ==========

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


4. On November 21, 2002, the Company refinanced its credit facilities. The new arrangement consisted of a Revolving Credit Facility, a Term Loan, and a Senior Second Secured Term Loan. The Revolving Credit Facility provides availability up to a maximum of $57 million. At September 28, 2003, $5.0 million was outstanding for borrowings and the unused portion totaled $27.4 million. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 275 (LIBOR) or 150 (prime) basis points, respectively, at September 28, 2003. The Revolving Credit Facility is secured by all domestic and Canadian inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     At September 28, 2003, the Term Loan has a balance of $9,500 and requires quarterly payments of $1,179, which would result in repayment in full on October 1, 2005. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 325 (LIBOR) or 200 (prime) basis points at September 28, 2003. The Term Loan is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     On July 22, 2003, the Company issued $115 million of 10% Senior Secured Notes (10% Notes) due August 1, 2010. Proceeds from this offering were used for the repayment in full of the Senior Second Secured Term Loan ($66.8 million), the repurchase of $35.7 million of Senior Subordinated Notes at a discount ($30.1 million), the repayment of a portion of the outstanding Revolving Credit Facility ($10.0 million), the repayment of a portion of the Term Loan ($3.9 million), the payment of financing costs ($2.8 million), and the payment of accrued interest ($1.4 million).

     The Senior Second Secured Term loan was repaid in its entirety on July 22, 2003. As a result of the repayment occurring prior to the first anniversary of the loan, $1.1 million of accrued interest expense was reversed in the second quarter of fiscal 2004 and is reflected as a reduction of interest expense.

     The redemption of the 8 1/2% Senior Subordinated Notes occurred at a discount resulting in a pre-tax gain on early extinguishment of debt of $5.6 million. As a result of the repayment of the Senior Second Secured Term Loan and a portion of the Term Loan and 8 1/2% Senior Subordinated Notes, $4.9 million of pre-tax deferred financing costs were written-off in the second quarter of fiscal 2004. The net effect of these two items, a $0.7 pre-tax million gain, is shown as part of other (income) and expense, net.

     The corresponding credit agreements associated with the Revolving Credit Facility and the Term Loan place certain debt covenant restrictions on the Company including certain financial requirements and a restriction on dividend payments.

     From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. In June 2001, the Company entered into an interest rate swap agreement to effectively convert $40 million of variable-rate debt to fixed-rate debt, which matured in June 2003. This cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive income, net of tax.

     Effective August 4, 2003, the Company entered into an interest rate swap agreement to effectively convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010. This fair value hedge is considered effective and the change in fair value is recognized in income as a gain or loss. In addition, the change in the fair value of the hedged item, the 10% Notes, is also recognized in income as an exactly offsetting gain or loss resulting in no impact on net income. As of September 28, 2003, the fair value hedge resulted in the recognition of an asset of $3.0 million and a corresponding increase in the recorded amount of the 10% Notes of $3.0 million.


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


6. During the second quarter of fiscal 2004, the Company continued the implementation of its Corporate-wide reorganization plan. During the quarter, the Company recorded restructuring costs of $0.6 million related to various employee termination benefits. These costs were evenly split between the Products and Solutions segments and approximately 15 employees were terminated at a foreign facility. As of September 28, 2003, all of the terminations had occurred and the liability consists of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". Currently, we anticipate that our restructuring charges for the remainder of fiscal 2004 related to these plans to be between $0.2 and $0.5 million. The Company has several facilities being completely closed and prepared for disposal, of which one was sold during the second quarter of fiscal 2004, one is expected to be disposed of in the fourth quarter of fiscal 2004, and two others in the second half of Fiscal 2005.

     The following table provides a reconciliation of the activity related to restructuring reserves, segregated by year and between employee costs ("employee") and facility closure related costs ("facility"):


                                      FISCAL 2002           FISCAL 2003             FISCAL 2004
                                      -----------           -----------             -----------
                                       FACILITY       EMPLOYEE        FACILITY        EMPLOYEE          TOTAL
                                      ------------------------------------------------------------------------
   Reserve at March 31, 2003          $    360        $    922        $  1,049        $      -        $  2,331
   Fiscal 2004 first quarter
      restructuring charges........          -              41              97             663             801
   Cash payments...................        (33)           (416)           (345)           (277)         (1,071)
                                      ------------------------------------------------------------------------
   Reserve at June 29, 2003........        327             547             801             386           2,061
                                      ------------------------------------------------------------------------
   Fiscal 2004 second quarter
      restructuring charges........          -              43               8             523             574
   Cash payments...................        (44)           (293)           (109)           (699)         (1,145)
                                      ------------------------------------------------------------------------
   Reserve at September 28, 2003      $    283        $    297        $    700        $    210        $  1,490
                                      ========================================================================

7. Income tax expense as a percentage of income before income tax expense was 46.2%, 34.8%, 42.5% and 37.7% in the fiscal 2004 and 2003 quarters and six-month periods ended September 28, 2003 and September 29, 2002, respectively. The percentages vary from the U.S. statutory rate due to jurisdictional mix and the existence of losses at certain subsidiaries for which no benefit has been recorded.


8. The following table sets forth the computation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             ------------------                 ----------------
                                                        SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                            2003             2002             2003             2002
                                                            ----             ----             ----             ----
     Numerator for basic and diluted earnings per share:
       Net income (loss)                                 $   1,500        $   1,015        $   1,999        $  (3,486)
                                                         =========        =========        =========        =========
     Denominators:
       Weighted-average common stock outstanding -
           denominator for basic EPS                        14,549           14,487           14,544           14,483

       Effect of dilutive employee stock options                 -                -                -                -
                                                         ---------        ---------        ---------        ---------
       Adjusted weighted-average common stock
          outstanding and assumed conversions -
          denominator for diluted EPS                       14,549           14,487           14,544           14,483
                                                         =========        =========        =========        =========


9. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, cranes, chain, forged attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Solutions segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units prior to the effects of restructuring charges and amortization.

     Segment information as of and for the six months ended September 28, 2003 and September 29, 2002, is as follows:

                                                                              SIX MONTHS ENDED SEPTEMBER 28, 2003
                                                                              -----------------------------------
                                                                        PRODUCTS           SOLUTIONS            TOTAL
                                                                       -----------        -----------        -----------
     Sales to external customers......................                 $   186,528        $    26,631        $   213,159
     Operating income before restructuring
        charges and amortization......................                      16,199               (171)            16,028
     Depreciation and amortization....................                       4,799                576              5,375
     Total assets.....................................                     456,729             32,501            489,230


                                                                              SIX MONTHS ENDED SEPTEMBER 29, 2002
                                                                              -----------------------------------
                                                                        PRODUCTS           SOLUTIONS            TOTAL
                                                                       -----------        -----------        -----------
     Sales to external customers......................                 $   194,818        $    32,311        $   227,129
     Operating income before restructuring
        charges and amortization......................                      17,351                925             18,276
     Depreciation and amortization....................                       5,190                512              5,702
     Total assets.....................................                     450,517             36,595            487,112


     The following schedule provides a reconciliation of operating income before restructuring charges and amortization with income from operations before income tax expense and cumulative effect of accounting change:

                                                                                       SIX MONTHS ENDED
                                                                                       ----------------
                                                                              SEPTEMBER 28,          SEPTEMBER 29,
                                                                                  2003                   2002
                                                                                  ----                   ----
          Operating income before restructuring
             charges and amortization...................................      $    16,028            $    18,276
          Restructuring charges.........................................           (1,375)                     -
          Amortization of intangibles...................................             (220)                  (263)
          Interest and debt expense.....................................          (15,402)               (14,484)
          Other income and (expense), net...............................            4,447                  3,718
                                                                              -----------            -----------
          Income from operations before income tax expense
             and cumulative effect of accounting change.................      $     3,478            $     7,247
                                                                              ===========            ===========

10.  The  summary   financial   information   of  the  parent,   guarantors  and
     nonguarantors of the 8.5% senior subordinated notes and 10% senior secured notes is as follows:


                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
AS OF SEPTEMBER 28, 2003
Current assets:
 Cash and cash equivalents                         $    3,875    $     (760)   $   10,055    $        -    $   13,170
 Trade accounts receivable and unbilled revenues       50,359            83        34,825             -        85,267
 Inventories                                           34,635        18,256        21,468          (972)       73,387
 Other current assets                                   9,853         1,000         5,479             -        16,332
                                                   -------------------------------------------------------------------
  Total current assets                                 98,722        18,579        71,827          (972)      188,156
 Property, plant, and equipment, net                   30,355        14,457        18,827             -        63,639
 Goodwill and other intangibles, net                   97,226        57,363        39,185             -       193,774
 Intercompany                                          53,173       (66,510)      (58,703)       72,040             -
 Other assets                                          59,736       208,064        22,565      (246,704)       43,661
                                                   -------------------------------------------------------------------
  Total assets                                     $  339,212    $  231,953    $   93,701    $ (175,636)   $  489,230
                                                   ===================================================================


Current liabilities                                $   56,397    $   10,983    $   30,106    $   (2,875)   $   94,611
 Long-term debt, less current portion                 286,850             -         5,862             -       292,712
 Other non-current liabilities                          7,659        12,441        21,816             -        41,916
                                                   -------------------------------------------------------------------
  Total liabilities                                   350,906        23,424        57,784        (2,875)      429,239

Shareholders' equity                                  (11,694)      208,529        35,917      (172,761)       59,991
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  339,212    $  231,953    $   93,701    $ (175,636)   $  489,230
                                                   ===================================================================




FOR THE SIX MONTHS ENDED SEPTEMBER 28, 2003
Net sales                                          $  107,631    $   54,487    $   60,573    $   (9,532)   $  213,159
Cost of products sold                                  81,634        44,402        45,690        (9,532)      162,194
                                                   -------------------------------------------------------------------
Gross profit                                           25,997        10,085        14,883             -        50,965
                                                   -------------------------------------------------------------------
Selling, general and administrative expenses           16,729         6,071        12,137             -        34,937
Restructuring charges                                     927             -           448             -         1,375
Amortization of intangibles                               118             1           101             -           220
                                                   -------------------------------------------------------------------
                                                       17,774         6,072        12,686             -        36,532
                                                   -------------------------------------------------------------------
Income from operations                                  8,223         4,013         2,197             -        14,433
Interest and debt expense                              14,965           (42)          479             -        15,402
Other (income) and expense, net                        (1,044)       (3,287)         (116)            -        (4,447)
                                                   -------------------------------------------------------------------
(Loss) income before income tax
     (benefit) expense                                 (5,698)        7,342         1,834             -         3,478
Income tax (benefit) expense                           (2,246)        2,910           815             -         1,479
                                                   -------------------------------------------------------------------
Net (loss) income                                  $   (3,452)   $    4,432    $    1,019    $        -    $    1,999
                                                   ===================================================================





                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
FOR THE SIX MONTHS ENDED SEPTEMBER 28, 2003
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $   17,818    $   (3,067)   $    9,814    $        -    $   24,565
                                                   -------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                      -             -          (811)            -          (811)
Capital expenditures, net                              (1,810)         (224)          (60)            -        (2,094)
Other                                                       -         3,282             -             -         3,282
                                                   -------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                          (1,810)        3,058          (871)            -           377
                                                   -------------------------------------------------------------------

FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
     line-of-credit agreements                         (9,929)            -         8,839             -        (1,090)
Repayment of debt                                    (113,468)            -       (10,738)            -      (124,206)
Proceeds from issuance of long-term debt              115,000             -             -             -       115,000
Other                                                  (3,717)            -             -             -        (3,717)
                                                   -------------------------------------------------------------------
Net cash used in financing activities                 (12,114)            -        (1,899)            -       (14,013)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (76)           69           305             -           298
                                                   -------------------------------------------------------------------
Net change in cash and cash equivalents                 3,818            60         7,349             -        11,227
Cash and cash equivalents at beginning of period           57          (820)        2,706             -         1,943
                                                   -------------------------------------------------------------------
Cash and cash equivalents at end of period         $    3,875    $     (760)   $   10,055    $        -    $   13,170
                                                   ===================================================================


AS OF SEPTEMBER 29,  2002
Current assets:
 Cash and cash equivalents                         $    1,272    $   (1,377)   $    4,616    $        -    $    4,511
 Trade accounts receivable and unbilled revenues       58,169         3,603        22,774             -        84,546
 Inventories                                           42,110        21,066        28,897          (972)       91,101
 Net assets held for sale                               2,300           111             -             -         2,411
 Other current assets                                   7,675        (1,410)        4,158             -        10,423
                                                   -------------------------------------------------------------------
  Total current assets                                111,526        21,993        60,445          (972)      192,992
 Property, plant, and equipment, net                   33,859        17,263        17,155             -        68,277
 Goodwill and other intangibles, net                   28,566       121,048        44,873             -       194,487
 Intercompany                                         257,103      (269,575)      (58,645)       71,117             -
 Other assets                                          52,913       159,483        20,768      (201,808)       31,356
                                                   -------------------------------------------------------------------
  Total assets                                     $  483,967    $   50,212    $   84,596    $ (131,663)   $  487,112
                                                   ===================================================================


Current liabilities                                $  165,573    $    1,492    $   23,828    $   (3,798)   $  187,095
 Long-term debt, less current portion                 199,707             -           811             -       200,518
 Other non-current liabilities                         (3,621)       11,233        23,815             -        31,427
                                                   -------------------------------------------------------------------
  Total liabilities                                   361,659        12,725        48,454        (3,798)      419,040

Shareholders' equity                                  122,308        37,487        36,142      (127,865)       68,072
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  483,967    $   50,212    $   84,596    $ (131,663)   $  487,112
                                                   ===================================================================






                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
FOR THE SIX MONTHS ENDED SEPTEMBER 29, 2002
Net sales                                          $  117,398    $   62,585    $   56,332    $   (9,186)   $  227,129
Cost of products sold                                  88,080        51,143        42,866        (9,163)      172,926
                                                   -------------------------------------------------------------------
Gross profit                                           29,318        11,442        13,466           (23)       54,203
                                                   -------------------------------------------------------------------
Selling, general and administrative expenses           18,465         6,125        11,337             -        35,927
Amortization of intangibles                               117             2           144             -           263
                                                   -------------------------------------------------------------------
                                                       18,582         6,127        11,481             -        36,190
                                                   -------------------------------------------------------------------
Income from operations                                 10,736         5,315         1,985           (23)       18,013
Interest and debt expense                              14,179            76           229             -        14,484
Other (income) and expense, net                          (257)         (116)       (3,345)            -         3,718
                                                   -------------------------------------------------------------------
(Loss) income before income tax
     (benefit) expense                                 (3,186)        5,355         5,101           (23)        7,247
Income tax (benefit) expense                              (92)        2,160           674            (9)        2,733
                                                   -------------------------------------------------------------------
Net (loss) income before cumulative effect of
     accounting change                                 (3,094)        3,195         4,427           (14)        4,514
Cumulative effect of change in
     accounting principle                                   -        (1,930)       (6,070)            -        (8,000)
                                                   -------------------------------------------------------------------
Net (loss) income                                  $   (3,094)   $    1,265    $   (1,643)   $      (14)   $   (3,486)
                                                   ===================================================================


FOR THE SIX MONTHS ENDED SEPTEMBER 29, 2002
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $    8,111    $   (6,090)   $   (1,366)   $        -    $      655
                                                   -------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                      -             -         1,184             -         1,184
Capital expenditures                                   (1,001)         (372)         (897)            -        (2,270)
Proceeds from sale of business                              -        15,950             -             -        15,950
Other                                                       -         1,879             -             -         1,879
                                                   -------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                          (1,001)       17,457           287             -        16,743
                                                   -------------------------------------------------------------------

FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
  line-of-credit agreements                           (12,049)      (11,551)          234             -       (23,366)
Repayment of debt                                        (432)            -        (1,099)            -        (1,531)
Other                                                  (1,385)            -             -             -        (1,385)
                                                   -------------------------------------------------------------------
Net cash used in financing activities                 (13,866)      (11,551)         (865)            -       (26,282)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     4             4          (185)            -          (177)
                                                   -------------------------------------------------------------------
Net cash used in continuing operations                 (6,752)         (180)       (2,129)            -        (9,061)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                -           504             -             -           504
                                                   -------------------------------------------------------------------
Net change in cash and cash equivalents                (6,752)          324        (2,129)            -        (8,557)
Cash and cash equivalents at beginning of period        8,024        (1,701)        6,745             -        13,068
                                                   -------------------------------------------------------------------
Cash and cash equivalents at end of period         $    1,272     $  (1,377)    $   4,616    $        -    $    4,511
                                                   ===================================================================

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


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
Net sales in the fiscal 2004 quarter ended September 28, 2003 were $106,584, a decrease of $6,654 or 5.9% from the fiscal 2003 quarter ended September 29, 2002. Net sales for the six months ended September 28, 2003 were $213,159, a decrease of $13,970 or 6.2% from the six months ended September 29, 2002. Sales in the Products segment decreased by $2,393 or 2.5% from the previous year's quarter and $8,290 or 4.3% from the previous year's six-month period then ended. This is primarily due to continued softness in all industrial markets
(particularly domestically), offset by $2.4 million and $5.1 million attributable to translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars for the quarter and six-month period ended September 28, 2003, respectively. Sales in the Solutions segment decreased 26.2% or $4,261 for the quarter and 17.6% or $5,680 for the six months ended September 28, 2003 when compared to the same periods in the prior year. The decreases in this segment are primarily due to continued softness in domestic industrial markets and the divestiture of a subsidiary on March 31, 2003 ($1.7 million for the quarter and $3.4 million for the six-month period ended September 28, 2003, respectively), offset by an increase of $0.8 million and $2.3 million attributable to translation of the Euro into U.S. dollars for the quarter and six-month period ended September 28, 2003, respectively. Sales in the individual segments were as follows:

                                 THREE MONTHS ENDED                              SIX MONTHS ENDED
                                 ------------------                              ----------------
                       SEP. 28,    SEP. 29,           CHANGE          SEP.  28,   SEP. 29,          CHANGE
                         2003        2002       AMOUNT       %          2003        2002      AMOUNT       %
                         ----        ----       ------       -          ----        ----      ------       -
Products              $  94,571   $  96,964   $  (2,393)   (2.5)     $ 186,528   $ 194,818   $ (8,290)   (4.3)
Solutions                12,013      16,274      (4,261)  (26.2)        26,631      32,311     (5,680)  (17.6)
                      ---------   ---------   ---------              ---------   ---------   --------
Net sales             $ 106,584   $ 113,238   $  (6,654)   (5.9)     $ 213,159   $ 227,129   $(13,970)   (6.2)
                      =========   =========   =========              =========   =========   ========


The Company's gross profit margins were 23.5%, 23.5%, 23.9%, and 23.9% for the fiscal 2004 and 2003 quarters and the six-month periods ended September 28, 2003 and September 29, 2002, respectively. Gross profit margins in the Products segment were 25.0%, 24.9%, 25.4%, 25.2% for the fiscal 2004 and 2003 quarters and the six-month periods ended September 28, 2003 and September 29, 2002, respectively. The maintenance of gross profit margins in the Products segment despite lower sales volume is the result of cost containment activities. Gross profit margins in the Solutions segment were 11.8%, 15.0%, 13.5%, 15.8% for the fiscal 2004 and 2003 quarters and the six-month periods ended September 28, 2003 and September 29, 2002, respectively. The decrease in the gross profit margins for the Solutions segment is the result of a shift in sales mix to larger integrated solutions projects which typically carry lower gross profit margins, pricing pressure, and the impact of a divestiture of a relatively small subsidiary on March 31, 2003.

Selling expenses were $11,536,  $11,662, $23,458, and $22,985 in the fiscal 2004 and 2003 quarters and the six-month periods then ended, respectively. The changes in expense dollars were impacted by translation from changes in foreign exchange rates ($0.5 million and $1.0 million for the quarter and six-month period ended September 28, 2003, respectively), offset by cost containment activities. As a percentage of consolidated net sales, selling expenses were 10.8%, 10.3%, 11.0%, and 10.1% in the fiscal 2004 and 2003 quarters and the six-month periods then ended, respectively. The increase in percentages in fiscal 2004 is the result of the fixed nature of selling expense, including investments in new markets, relative to a decrease in sales volume.

General and administrative expenses were $5,712, $6,238, $11,479, and $12,942 in the fiscal 2004 and 2003 quarters and the six-month periods then ended, respectively. As a percentage of consolidated net sales, general and administrative expenses were 5.4%, 5.5%, 5.4% and 5.7% in the fiscal 2004 and 2003 quarters and the six-month periods then ended, respectively. The decrease in the current quarter is the result of general cost containment. The decrease in the six-month period expenses are the result of having no bonus expense in the current year compared to the prior year ($0.4 million), the divestiture of a subsidiary on March 31, 2003 ($0.5 million) and general cost containment.

During the second quarter of fiscal 2004, the Company continued the implementation of its Corporate-wide reorganization plan. During the quarter, the Company recorded restructuring costs of $0.6 million related to various employee termination benefits. These costs were evenly split between the Products and Solutions segments and approximately 15 employees were terminated at a foreign facility. As of September 28, 2003, all of the terminations had occurred and the outstanding liability consists of severance payments and costs associated with the preparation and maintenance of facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". We anticipate that our restructuring charges for the remainder of fiscal 2004 related to these plans to be between $0.2 and $0.5 million. The company has several facilities being completely closed and prepared for disposal, of which one was sold during the second quarter of fiscal 2004, one is expected to be disposed of in the fourth quarter of fiscal 2004, and two others in the second half of Fiscal 2005.

Amortization of intangibles was $78, $134, $220, and $263 in the fiscal 2004 and 2003 quarters and the six-month periods then ended, respectively.

Interest and debt expense was $5,730, $7,207, $15,402, and $14,484 in the fiscal 2004 and 2003 quarters and the six-month periods then ended, respectively. The Company renegotiated its credit facility in November of 2002, a portion of which was subsequently replaced by the July 2003 bond offering. Part of the new credit facility has a higher effective interest rate than the Company's pre-November 2002 credit facility. The fiscal 2004 quarterly decrease is the result of the reversal of previously accrued deferred interest expense ($1.1 million) and lower debt levels, offset by the impact of a higher average effective interest rate. The higher average effective interest rate for fiscal 2004 caused an increase in interest expense for the six-month period ended September 28, 2003 in comparison to the prior year, despite decreasing debt levels. As a percentage of consolidated net sales, interest and debt expense was 5.4%, 6.4%, 7.2%, and 6.4% in the fiscal 2004 and 2003 quarters and the six-month periods then ended, respectively.

Other (income) and expense, net was $(1,353),  $(225), $(4,447), and $(3,718) in
the fiscal 2004 and 2003 quarters and the six-month periods then ended, respectively. The current quarter income consists primarily of a net $0.7 million consisting of a $5.6 million gain from the early extinguishment of debt offset by the $4.9 million deferred financing cost write-off associated with extinguished debt and $0.6 million of realized gains on investments within the Company's captive insurance company portfolio. For the six-month period ended September 28, 2003, other income consists primarily of a $3.3 million gain on the sale of real estate, the net $0.7 million gain from the early extinguishment of debt described above, and $0.4 million of income from investments within the Company's captive insurance company. This compares primarily to income of $3.2 million, specifically realized gains, on investments within the Company's captive insurance company portfolio for the six-month period ended September 29, 2002.

Income tax expense as a percentage of income before income tax expense was 46.2%, 34.8%, 42.5%, and 37.7% in the fiscal 2004 and 2003 quarters and the six-month periods then ended, respectively. The percentages for fiscal 2004 vary from the U.S. statutory rate due to jurisdictional mix and the existence of losses at certain subsidiaries for which no benefit has been recorded.


LIQUIDITY AND CAPITAL RESOURCES

On November 21, 2002, the Company refinanced its credit facilities. The new arrangement consisted of a Revolving Credit Facility, a Term Loan, and a Senior Second Secured Term Loan. The Revolving Credit Facility provides availability up to a maximum of $57 million. At September 28, 2003, $5.0 million was outstanding for borrowings and the unused portion totaled $27.4 million. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 275 (LIBOR) or 150 (prime) basis points, respectively, at September 28, 2003. The Revolving Credit Facility is secured by all domestic and Canadian inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

At September 28, 2003, the Term Loan has a balance $9,500 and requires quarterly payments of $1,179, which would result in repayment in full on October 1, 2005. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 325 (LIBOR) or 200 (prime) basis points at September 28, 2003. The Term Loan is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

On July 22, 2003, the Company issued $115 million of 10% Senior Secured Notes (10% Notes) due August 1, 2010. Proceeds from this offering were used for the repayment in full of the Senior Second Secured Term Loan ($66.8 million), the repurchase of $35.7 million of Senior Subordinated Notes at a discount ($30.1 million), the repayment of a portion of the outstanding Revolving Credit Facility ($10.0 million), the repayment of a portion of the Term Loan ($3.9 million), the payment of financing costs ($2.8 million), and the payment of accrued interest ($1.4 million).

The Senior Second Secured Term loan was repaid in its entirety on July 22, 2003. As a result of the repayment occurring prior to the first anniversary of the loan, $1.1 million of accrued interest expense was reversed in the second quarter of fiscal 2004 and is reflected as a reduction of interest expense.

The redemption of the 8 1/2% Senior Subordinated Notes occurred at a discount resulting in a pre-tax gain on early extinguishment of debt of $5.6 million. As a result of the repayment of the Senior Second Secured Term Loan and a portion of the Term Loan and 8 1/2% Senior Subordinated Notes, $4.9 million of pre-tax deferred financing costs were written-off in the second quarter of fiscal 2004. The net effect of these two items, a $0.7 pre-tax million gain, is shown as part of other (income) and expense, net.

The corresponding credit agreements associated with the Revolving Credit Facility and the Term Loan place certain debt covenant restrictions on the Company including certain financial requirements and a restriction on dividend payments.

From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. In June 2001, the Company entered into an interest rate swap agreement to effectively convert $40 million of variable-rate debt to fixed-rate debt, which matured in June 2003. This cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive income, net of tax.

Effective August 4, 2003, the Company entered into an interest rate swap agreement to effectively convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010. This fair value hedge is considered effective and the change in fair value is recognized in income as a gain or loss. In addition, the change in the fair value of the hedged item, the 10% Notes, is also recognized in income as an exactly offsetting gain or loss resulting in no impact on net income. As of September 28, 2003, the fair value hedge resulted in the recognition of an asset of $3.0 million and a corresponding increase in the recorded amount of the 10% Notes of $3.0 million.

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

Net cash provided by operating activities was $24,565 for the six months ended September 28, 2003 compared to $655 for the six months ended September 29, 2002. The difference of $23,910 is due to changes in net working capital components particularly inventories ($6.7 million) and accrued and non-current liabilities ($14.6 million).

Net cash provided by investing activities was $377 for the six months ended September 28, 2003 compared to $16,743 for the six months ended September 29, 2002 as a result of the proceeds from the sale of ASI in fiscal 2003.

Net cash used in financing activities was $14,013 for the six months ended September 28, 2003 compared to $26,282 for the six months ended September 29, 2002. The $12,269 change is primarily the result of $24.6 million in cash flow from operations, net of the cash increase of $11.2 million being used to pay down debt in fiscal 2004 versus $16.0 million of proceeds from the sale of ASI and a cash decrease of $8.5 million used to pay down debt in fiscal 2003.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 28, 2003 and September 29, 2002 were $2,094 and $2,270, respectively.


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



Item 3.    Quantitative and Qualitative Disclosures About Market Risk

From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. Effective August 4, 2003, the Company entered into an interest rate swap agreement to effectively convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010. As a result of this floating rate basis, changes in short-term interest rates could have a significant impact on the Company's earnings and funds from operations.

There have been no other material changes in the reported market risks since the end of Fiscal 2003.



Item 4.    Disclosure Controls and Procedures

As of September 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of September 28, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 28, 2003.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 2.    Changes in Securities - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders

           On August 18, 2003, the Annual Meeting of Shareholders was held and the following directors were elected:

                13,093,396 votes cast for:     Herbert P. Ladds, Jr.;
                12,994,414 votes cast for:     Timothy T. Tevens;
                13,106,901 votes cast for:     Robert L. Montgomery, Jr.;
                12,724,403 votes cast for:     Wallace W. Creek;
                12,723,181 votes cast for:     Richard J. Fleming;
                12,706,231 votes cast for:     Carlos Pasqual;
                13,011,519 votes cast for:     Ernest R. Verebelyi.

Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits:

           Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)     Reports on Form 8-K:

           On August 14, 2003, the Company filed a Current Report on Form 8-K with respect to its adoption of an Audit Committee Policy regarding non-audit fees.

           On October 21, 2003, the Company filed a Current Report on Form 8-K with respect to its financial results for the second quarter of fiscal 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COLUMBUS MCKINNON CORPORATION
                                         -----------------------------------
                                         (Registrant)






Date: NOVEMBER 12, 2003                  /S/ ROBERT L. MONTGOMERY, JR.
      ------------------                 -----------------------------------
                                         Robert L. Montgomery, Jr.
                                         Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Financial Officer)