Form 10-K
AUDUBON WEST INC; YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2004-06-22
CIK 1062623, 1062624, 1263400, 1263401, 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                         COMMISSION FILE NUMBER 0-27618
                                -----------------

                          COLUMBUS MCKINNON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            NEW YORK                              16-0547600
--------------------------------------------------------------------------------
    (State of Incorporation)        (I.R.S. Employer Identification Number)

                         140 JOHN JAMES AUDUBON PARKWAY
                          AMHERST, NEW YORK 14228-1197
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (716) 689-5400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                -----------------

                Securities pursuant to section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
           COMMON STOCK, $0.01 PAR VALUE (AND RIGHTS ATTACHED THERETO)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
     Yes [ ] No[X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2003 was $55,947,637, based upon the closing price of the Company's common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant's common stock outstanding as of May 31, 2004 was 14,896,172 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year ended March 31, 2004 are incorporated by reference into Part III of this report.

                          COLUMBUS MCKINNON CORPORATION
                         2004 ANNUAL REPORT ON FORM 10-K


   This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors set forth herein under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors
Affecting Our Operating Results." We use words like "will," "may," "should," "plan," "believe," "expect," "anticipate," "intend," "future" and other similar expressions to identify forward looking statements. These forward looking statements speak only as of their respective dates and we do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated changes. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.


                                     PART I
                                     ------

ITEM 1.      BUSINESS.

GENERAL

   We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. We are the domestic market leader in hoists, our principal line of products, which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Our brand names, including CM, Coffing, Duff-Norton, Shaw-Box and Yale, are among the most recognized and well-respected in our marketplace.

THE BUILDING OF OUR BUSINESS

   Founded in 1875, we have grown to our current leadership position through organic growth and also as the result of the 14 businesses we acquired since February 1994. We have developed our leading market position over our 125-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic, end-user markets and our customer base. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, efficient manufacturing techniques and global operations, all of which are critical to our long-term growth strategy. We have a proven track record of acquiring complementary businesses and product lines, integrating their activities into our organization, and aggressively managing their cost structures to improve operating efficiencies. The history of our Products and Solutions acquisitions since 1994 is outlined below (purchase price in millions):


  DATE OF
ACQUISITION      ACQUIRED COMPANY                 PURCHASE PRICE    PRODUCTS/SERVICES
-------------    ---------------------------      --------------    -----------------
April 1999      Washington Equipment Company         $     6.4     Overhead cranes
March 1999      GL International (1)                      20.6     Overhead cranes
January 1999    Camlok/Tigrip                             10.6     Plate clamps, crane scales
December 1998   Gautier                                    2.9     Rotary unions, swivel joints
August 1998     Abell-Howe Crane                           7.0     Overhead cranes
March 1998      ASI (2)                                  155.0     Design and manufacture of custom
                                                                      conveyor systems
January 1998    Univeyor                                  15.0     Design and manufacture of powered
                                                                      roller conveyor systems
December 1996   Lister (4)                                 7.0     Cement kiln chain
October 1996    Yale (3)                                 270.0     Hoists, scissor lift tables,
                                                                      actuators, jacks and rotary unions
November 1995   Lift-Tech                                 63.0     Hoists
October 1995    Endor                                      2.0     Hoists
January 1995    Cady Lifters                               0.8     Below-the-hook lifters
December 1994   Conco                                      0.8     Operator controlled manipulators
February 1994   Durbin-Durco                               2.4     Load securing equipment and attachments
----------------------


(1) In January 2002, we sold Handling Systems & Conveyors, Inc., a subsidiary of GL International.
(2) In May 2002, we sold substantially all of the assets of Automatic Systems, Inc. ("ASI") and in March 2003, we sold LICO Steel, Inc., a subsidiary of Audubon West, formerly ASI.
(3) In August 1998, we sold the Mechanical Products division of Yale.
(4) In February  2004, we sold the assets of the Lister Chain & Forge  division.


OUR POSITION IN THE INDUSTRY

   The U.S. material handling industry is generally divided into the following sectors:

            o  overhead material handling and lifting devices;
            o  continuous materials movement;
            o  wheeled handling devices;
            o  pallets, containers and packaging;
            o  storage equipment and shop furniture;
            o  automation systems and robots; and
            o  services and unbundled software.

   The breadth of our products and services enables us to participate in each of these sectors, except for pallets, containers and packaging and storage equipment and shop furniture. This diversification, together with our extensive and varied distribution channels, minimizes our dependence on any particular product, market or customer. We believe that none of our competitors offers the variety of products or services in the markets we serve.

   We believe that the demand for our products and services will increase in the future as a result of several favorable trends. These trends include:

     o PRODUCTIVITY ENHANCEMENT. In recent years, employers have responded to competitive pressures by seeking to maximize productivity and efficiency. Our hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort and fewer people, thereby increasing productivity and reducing cycle time.

     o SAFETY REGULATIONS AND CONCERNS. Driven by federal and state workplace safety regulations such as the Occupational Safety and Health Act and the Americans with Disabilities Act, and by the general competitive need to reduce costs such as health insurance premiums and workers' compensation expenses, employers seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

     o CONSOLIDATION OF SUPPLIERS. In an effort to reduce costs and increase productivity, our customers and end-users are increasingly consolidating their suppliers. We believe that our competitive strengths will enable us to benefit from this consolidation and enhance our market share.


OUR COMPETITIVE STRENGTHS

     o COMPREHENSIVE PRODUCT LINE AND STRONG BRAND NAME RECOGNITION. We believe we offer the most comprehensive product lines in the markets we serve. The breadth of product lines enables us to provide a "one-stop shop" to many of our distributors who are looking to consolidate their suppliers. In addition, our brand names, including Budgit, Chester, CM, Coffing, Duff-Norton, Little Mule, Shaw-Box and Yale, are among the most recognized and respected in the industry. We believe that our strong brand name recognition has created customer loyalty and helps us maintain existing business, as well as capture additional business.

     o LEADING MARKET POSITION AND REPUTATION. We are the largest manufacturer of hoists and alloy and high strength carbon steel chain in North America. We have developed our leading market position over our 125-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. Over 65% of our domestic net sales in fiscal 2004 were from product categories in which we believe we hold the leading market share. We believe that the strength of our established products and brands and our leading market position provide us with significant competitive advantages, including preferred supplier status with a majority of our largest customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

     o  LOW-COST  MANUFACTURING   CAPABILITY.  We  believe  we  are  a  low-cost
manufacturer and we will continue to consolidate our manufacturing operations and reduce our manufacturing costs through the following initiatives:

          - RATIONALIZATION AND CONSOLIDATION. In fiscal 2002 through fiscal 2004, we conducted projects to close manufacturing plants and warehouses, as more fully described in Our Strategy on the next page of this document.

          - LEAN MANUFACTURING. In fiscal 2002, we initiated Lean Manufacturing techniques, facilitating substantial inventory reductions, a significant decline in required manufacturing floor area, decreased product lead time and improved productivity.

          - PURCHASING COUNCIL. We continue to leverage our company-wide purchasing power through our Purchasing Council to reduce our costs.

          - SELECTIVE VERTICAL INTEGRATION. We manufacture many of the critical parts and components used in our manufacture of hoists and cranes, resulting in reduced costs.

          - INTERNATIONAL EXPANSION. Our continued expansion of our manufacturing facilities in China and Mexico, along with opening additional sales offices in Europe, South America and the Far East, provides us with another cost efficient platform to manufacture and distribute certain of our products.

     o DISTRIBUTION CHANNEL DIVERSITY AND STRENGTH. Our products are sold to over 20,000 general and specialty distributors and OEMs, as well as to over 100 consumer outlets. We enjoy long-standing relationships with, and are a preferred provider to, the majority of our largest distributors and industrial buying groups. Over the past decade, there has been significant consolidation among distributors of material handling equipment. We have benefited from this consolidation and have maintained and enhanced our relationships with our leading distributors, as well as formed new relationships. We believe our extensive North American distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling.

     o STRONG AFTER-MARKET SALES AND SUPPORT. We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and satisfaction. We have a large installed base of hoists and chain that drives our after-market sales for components and repair parts and is a stable source of higher margin business. We maintain strong relationships with our customers and provide prompt aftermarket service to end-users of our products through our authorized network of 13 chain repair stations and over 350 hoist service and repair stations.

     o EXPERIENCED MANAGEMENT TEAM. Our senior management team provides a depth and continuity of experience in the material handling industry, with our top six executives possessing an average of approximately 15 years of experience with us. Our management has experience in aggressive cost management, balance sheet management, efficient manufacturing techniques, acquiring and integrating businesses and global operations, all of which are critical to our long-term growth.


OUR STRATEGY

     o REDUCE OUR OPERATING COSTS. Our objective is to remain a low-cost producer. We continuously seek ways to reduce our operating costs and increase our manufacturing productivity. In furtherance of this objective, we have undertaken the following:

          - RATIONALIZATION OF FACILITIES. Consolidating acquired operations is an integral part of our acquisition strategy. In fiscal 2002 through fiscal 2004, we conducted projects to close ten manufacturing plants and three warehouses, consolidate a number of similar product lines and standardize certain component parts. All of those projects are complete and properties relating to those closures have been sold or are currently in the process of being marketed.

          - IMPLEMENTATION OF LEAN MANUFACTURING. Through fiscal 2004, we have instituted Lean Manufacturing at 15 of our major facilities, an initiative which we began in fiscal 2002. Through fiscal 2004, largely as a result of our Lean Manufacturing initiatives, we recaptured approximately 164,000 square feet of manufacturing floor area and consolidated an additional 920,000 square feet from closed facilities. Additionally, we reduced inventories by approximately $40 million, or 36.5%, improved productivity and achieved significant reductions in product lead times. Specifically in fiscal 2004, we improved inventory turns by 20% to 5.3 times at March 31, 2004 from 4.4 times at March 31, 2003. Our Lean Manufacturing initiative complements our strategy of integrating and consolidating our manufacturing facilities.

          - LEVERAGE PURCHASING POWER. The Columbus McKinnon Purchasing Council was formed in fiscal 1998 to centralize and leverage our overall purchasing power, which has grown through acquisitions and has resulted in significant savings for our Company.

     o INCREASE OUR DOMESTIC ORGANIC GROWTH. We intend to use our competitive advantages to increase our domestic and international market share across all of our product lines through the following initiatives:

          - LEVERAGE STRONG COMPETITIVE POSITION. Our large diversified customer base, our extensive distribution channels and our close relationships with our distributors provide us with insights into customer preferences and product requirements that allow us to anticipate and address the future needs of end-users. Additionally, we continue to implement our CraneMart(TM)initiative launched in 1999 to build an integrated North American network of independent and company-owned crane builders. CraneMart(TM)participants purchase our products and parts for incorporation in their products as well as for distribution and are provided a full range of services, including best pricing, parts distribution rights, technical support and shared resources.

          - INTRODUCE NEW PRODUCTS. We continue to expand our business by developing new material handling products and services and expand the breadth of our product lines to address customer needs. Over the past three years, we developed over 100 new or cross-branded products, representing approximately $35 million in fiscal 2004 revenues. During fiscal 2004, we established a dedicated hoist new product development team. The majority of the hoist products currently under development by this team are guided by the standards established by the Federation of European Manufacturers, or FEM. We believe these FEM hoist products will facilitate our global sales expansion strategy as well as improve our cost competitiveness against U.S. imports. Recent new product introductions include:

                  o     light-weight high speed industrial air hoists;
                  o     a variety of new forged lifting attachments;
                  o     global wire rope hoists used in overhead cranes;
                  o hand hoists and lever tools manufactured at our Chinese plants; and
                  o top-running and underhung end-trucks used in the crane builder industry.

     o INCREASE OUR PENETRATION OF INTERNATIONAL MARKETS. Our international sales of $158.6 million comprised 36% of our net sales in fiscal 2004, as compared to $154.2 million, or 26% of our net sales in fiscal 1999. We sell to distributors in approximately 50 countries and have our primary international facilities in Canada, Mexico, Germany, the United Kingdom, Denmark, France and China. In addition to new product introductions, we intend to increase international sales and enhance margins by:

          - EXPANDING OUR SALES AND SERVICE PRESENCE. We continue to expand our sales and service presence in the major market areas of Europe, Asia and South America through our sales offices and warehouse facilities in Europe, Thailand, Brazil and Mexico.

          - INCREASING SALES AND IMPROVING MARGINS. We intend to increase our sales and improve our margins by manufacturing and exporting a broader array of high quality, low-cost products and components from our facilities in Mexico and China. We are developing new hoist products in compliance with FEM standards to enhance our global distribution and we have sales offices in Europe, South America and the Far East.

     o REDUCE OUR DEBT. We intend to continue our significant focus on cash generation for debt reduction through the following initiatives:

          - INCREASE OPERATING CASH FLOW. As a result of execution of our strategies to reduce our operating costs, increase our domestic organic growth and increase our penetration of international markets, we believe that with an improved economic climate, we will realize favorable operational leverage. We further believe that such operational leverage will result in operating cash flow available for debt reduction.

          - REDUCE WORKING CAPITAL. We believe that our Lean Manufacturing activities are facilitating inventory reduction, improving product lead times and increasing our productivity. Since initiating our Lean activities, we've reduced inventory by $39.8 million and improved turns from 3.8 times to 5.3 times, or 39.5%. Specifically in fiscal 2004, we realized approximately 20% improvement from 4.4 times at March 31, 2003.

          - PURSUE SELECTED DIVESTITURES. Our strategy is to exit non-strategic businesses that (i) are not integrated, either operationally or through sales and marketing, with the rest of our Company; (ii) have market channels and customers different from the business of our core Products segment; or (iii) have had, and are expected to continue to have, low returns on our investment of financial and management resources. For example, in fiscal 2004 and 2003, we sold our Positech, Lister Chain & Forge, ASI and LICO Steel businesses after determining that they did not meet our criteria for continuing investment. We periodically review our businesses and are currently evaluating strategic alternatives for certain of our businesses. In the aggregate, these businesses generated fiscal 2004 sales and EBITDA of $82.4 million and $2.5 million, respectively. The proceeds from divestitures will provide additional liquidity and improve the flexibility of our capital structure.

OUR SEGMENTS

   We currently report our operations in two business segments, Products and Solutions.

   Our Products segment designs, manufactures and distributes a broad range of material handling products for various industrial applications and for consumer use. Products in this segment include a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; industrial crane systems such as bridge, gantry and jib cranes; alloy, carbon steel and kiln chain; closed-die forged attachments, such as hooks, shackles, logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators, mechanical jacks and rotary unions; and below-the-hook special purpose lifters. These products are typically manufactured for stock or assembled to order from standard components and are sold through a variety of commercial distributors and to end-users. The end-users of our products are in manufacturing plants, power utility facilities and warehouses. Some of our products have farming, mining and logging applications, and we serve a niche market for the entertainment industry. We also sell some of our products to the consumer market through a variety of retailers and wholesalers. In February 2004, we divested our Lister business which manufactured anchor and buoy chain primarily for the U.S. government.

   Our Solutions segment is engaged primarily in the design, fabrication and installation of integrated workstation and facility-wide material handling systems and in the design and manufacture of tire shredders. This segment also included our Positech manipulator business and our LICO steel erection operation, which were divested in February 2004 and March 2003, respectively. The products and services of this segment are highly engineered, are typically built to order and are primarily sold directly to end-users for specific applications in a variety of industries.

   Note 20 to our consolidated financial statements included elsewhere in this annual report provides information related to our business segments in accordance with generally accepted accounting principles in the United States. Summary information concerning our business segments for fiscal 2002, 2003 and 2004 is set forth below.

                                                                     FISCAL YEARS ENDED MARCH 31,
                                          ----------------------------------------------------------------------------------
                                                     2002                        2003                       2004
                                                     ----                        ----                       ----
                                                                        (DOLLARS IN MILLIONS)
                                                        % OF TOTAL                 % OF TOTAL                 % OF TOTAL
                                              AMOUNT       SALES           AMOUNT     SALES           AMOUNT     SALES
                                              ------       -----           ------     -----           ------     -----
    NET SALES
       Products.........................      $404.7       84.3            $388.1      85.6           $394.2      88.7
       Solutions........................        75.3       15.7              65.2      14.4             50.4      11.3
                                                ----       ----              ----      ----             ----      ----
          Total.........................      $480.0      100.0            $453.3     100.0           $444.6     100.0
                                              ======      =====            ======     =====           ======     =====


                                                           % OF                       % OF                        % OF
                                                          SEGMENT                    SEGMENT                     SEGMENT
                                              AMOUNT       SALES           AMOUNT     SALES           AMOUNT      SALES
                                              ------       -----           ------     -----           ------      -----
    INCOME FROM OPERATIONS BEFORE
     RESTRUCTURING CHARGES AND
     AMORTIZATION
       Products.........................       $47.0       11.6             $33.6       8.7            $33.5       8.5
       Solutions........................         1.7        2.2              (0.3)     (0.4)            (2.0)     (4.0)
                                                 ---        ---             -----      -----           -----      -----
          Total.........................       $48.7       10.1             $33.3       7.4            $31.5       7.1
                                               =====                        =====                      =====


PRODUCTS SEGMENT

    PRODUCTS

      Our Products segment primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications in industry and for consumer use and has total assets of approximately $446.1 million as of March 31, 2004, of which $185.0 million is goodwill. These products are typically manufactured for stock or assembled to order from standard components and are sold through a variety of distributors. Approximately 75% of our Products segment net sales is derived from the sale of products that we sell at a unit price of less than $5,000. In fiscal 2004, net sales of the Products segment were approximately $394.2 million or approximately 88.7% of our net sales, of which approximately $267.5 million, or 67.9%, were domestic and $126.7 million, or 32.1%, were international. The following table sets forth certain sales data for the products of our Products segment, expressed as a percentage of net sales of this segment for fiscal 2003 and 2004:


                                        FISCAL YEARS ENDED MARCH 31,
                                ---------------------------------------------
                                         2003                   2004
                                         ----                   ----

Hoists                                    52%                    50%
Chain                                     16                     16
Forged attachments                        11                     12
Industrial cranes                         13                     14
Industrial components                      8                      8
                                          --                     --
                                         100%                   100%
                                         ===                    ===

     o HOISTS. We manufacture a variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, lever tools and air-powered balancers and hoists. Load capacities for our hoist product lines generally range from one-eighth of a ton to 100 tons. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Shaw-Box, Yale and other recognized trademarks. Our hoists are sold for use in a variety of general industrial applications, as well as for use in the construction, entertainment, power generation and other markets. We also supply hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

          We offer a line of custom-designed below-the-hook tooling, clamps, textile strappings and pallet trucks. Below-the-hook tooling and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoist and chain applications. Textile strappings are below-the-hook attachments, frequently used in conjunction with hoists. Pallet trucks are manual devices used for across-the-floor material handling, frequently in warehouse settings.

     o CHAIN. We manufacture alloy and carbon steel chain for various industrial and consumer applications. Federal regulations require the use of alloy chain, which we first developed, for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications. We also manufacture kiln chain sold primarily to the cement manufacturing market. We previously manufactured and sold anchor and buoy chain through our Lister Chain & Forge division which was sold in February 2004.

     o FORGED ATTACHMENTS. We produce a complete line of alloy and carbon steel closed-die forged attachments, including hooks, shackles, hitch pins and master links. These forged attachments are used in chain, wire rope and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical and agriculture.

          In addition, we manufacture carbon steel forged and stamped products such as loadbinders, logging tools and other securing devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

     o INDUSTRIAL CRANES. We entered the crane manufacturing market through our August 1998 acquisition of Abell-Howe, a Chicago-based regional manufacturer of jib and overhead bridge cranes. Our March 1999 acquisition of GL International, which included the Gaffey and Larco brands, and our April 1999 acquisition of Washington Equipment Company established us as a significant participant in the crane building and servicing markets. Crane builders represent a specialized distribution channel for electric wire rope hoists and other crane components.

     o INDUSTRIAL COMPONENTS. Through our Duff-Norton division, we design and manufacture industrial components such as mechanical and electromechanical actuators, mechanical jacks and rotary unions for sale domestically and abroad. Actuators are linear motion devices used in a variety of industries, including the paper, steel and aerospace industries. Mechanical jacks are heavy duty lifting devices used in the repair and maintenance of railroad equipment, locomotives and industrial machinery. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. These unions are unique in that they connect a moving or rotating component of a machine to fixed plumbing without major spillage or leakage. Rotary unions are used in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber and plastic.

   SALES AND MARKETING

     Our sales and marketing efforts in support of our Products segment consist of the following programs:

     o FACTORY-DIRECT FIELD SALES AND CUSTOMER SERVICE. We sell our products through our direct sales forces of more than 125 salespersons and through independent sales agents worldwide. Our sales are further supported by our more than 230 company-trained customer service correspondents and sales application engineers. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota.

     o PRODUCT ADVERTISING. We promote our products by regular advertising in leading trade journals as well as producing and distributing high quality information catalogs. We support our product distribution by running cooperative "pull-through" advertising in over 15 vertical trade magazines and directories aimed toward theatrical, international, consumer and crane builder markets. We run targeted advertisements for chain, hoists, forged attachments, scissor lift tables, actuators, hydraulic jacks, hardware programs, cranes and light-rail systems.

     o TRADE SHOW PARTICIPATION. Trade shows are central to the promotion of our products, and we participate in more than 30 regional, national and international trade shows each year. Shows in which we participate range from global events held in Germany to local "markets" and "open houses" organized by individual hardware and industrial distributors. We also attend specialty shows for the entertainment, rental and safety markets, as well as general purpose industrial and consumer hardware shows. In fiscal 2004, we participated in trade shows in the U.S., Canada, France, Mexico, Germany, England and Brazil.

     o INDUSTRY ASSOCIATION MEMBERSHIP AND PARTICIPATION. As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved at the officer and director levels of numerous industry associations including the following: ISMA (Industrial Supply Manufacturers Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers), AHMA (American Hardware Manufacturers Association), ARA (American Rental Association) and IDA (Industrial Distributors Association).

     o PRODUCT STANDARDS AND SAFETY TRAINING CLASSES. We conduct on-site training programs worldwide for distributors and end-users to promote and reinforce the attributes of our products and their safe use and operation in various material handling applications.

     o WEB SITES. In addition to our main corporate web site at www.cmworks.com, we currently sponsor an additional 25 brand specific web sites and sell hand pallet trucks on one of these sites. Our web site at www.cmindustrial.com currently includes electronic catalogs of CM brand hoist and chain products and list prices. Current and potential customers can browse through our diverse product offering or search for specific products by name or classification code and obtain technical product specifications. We continue to add additional product catalogs, maintenance manuals, advertisements and customer service information on our various web sites. Many of the web sites allow distributors to search for personalized pricing information, order status and product serial number data.

   DISTRIBUTION AND MARKETS

     The distribution channels for the Products segment include a variety of commercial distributors. In addition, the Products segment sells overhead bridge, jib and gantry cranes directly to end-users. We also sell to the consumer market through wholesalers. The following summarizes our distribution channels:

     o GENERAL DISTRIBUTION CHANNELS. Our general distribution channels consist of:

          - Industrial distributors that serve local or regional industrial markets and sell a variety of products for maintenance, repair, operating and production, or MROP, applications through their own direct sales force.

          - Rigging shops that are distributors with expertise in rigging, lifting, positioning and load securing. Most rigging shops assemble and distribute chain, wire rope and synthetic slings and distribute off-the-shelf hoists and attachments, chain slings and other off-the-shelf products.

          - Independent crane builders that design, build, install and service overhead crane and light-rail systems for general industry and also sell a wide variety of hoists and lifting attachments. We sell electric wire rope hoists and chain hoists as well as crane components, such as end trucks, trolleys, drives and electrification systems to crane builders.

     o CRANE END-USERS. We sell overhead bridge, jib and gantry cranes, parts and service to end-users through our wholly owned crane builders within the CraneMart(TM) network. Our wholly owned crane builders (Abell-Howe, Gaffey, Larco and Washington Equipment) design, manufacture, install and service a variety of cranes with capacities up to 100 tons.

     o SPECIALTY DISTRIBUTION CHANNELS. Our specialty distribution channels consist of:

          - Catalog houses that market a variety of MROP supplies, including material handling products, either exclusively through large, nationally distributed catalogs, or through a combination of catalog and internet sales and a field sales force. More recently, catalog houses, particularly W.W. Grainger, Inc., are pursuing e-commerce through their web sites. The customer base served by catalog houses, which traditionally included smaller industrial companies and consumers, has grown to include large industrial accounts and integrated suppliers.

          - Material handling specialists and integrators that design and assemble systems incorporating hoists, overhead rail systems, trolleys, scissor lift tables, manipulators, air balancers, jib arms and other material handling products to provide end-users with solutions to their material handling problems.

          - Entertainment equipment distributors that design, supply and install a variety of material handling and rigging equipment for concerts, theaters, ice shows, sports arenas, convention centers and discos.

     o SERVICE-AFTER-SALE DISTRIBUTION CHANNEL. Service-after-sale distributors include our authorized network of 13 chain repair service stations and over 350 hoist service and repair stations. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in North America.

     o    OEM/GOVERNMENT DISTRIBUTION CHANNELS. This channel consists of:

          - OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning and special purpose applications.

          - Government agencies, including the United States and Canadian Navies and Coast Guards, that purchase primarily load securing chain and forged attachments.

     o CONSUMER DISTRIBUTION. Consumer sales, consisting primarily of carbon steel chain and assemblies, forged attachments and hand powered hoists, are made through five distribution channels: two-step wholesale hardware distribution; one-step distribution direct to retail outlets; trucking and transportation distributors; farm hardware distributors; and rental outlets.

     o    INTERNATIONAL  DISTRIBUTION.   We  distribute  virtually  all  of  our
          products in over 50 countries on six continents through a variety of distribution channels.

   CUSTOMER SERVICE AND TRAINING

     We maintain customer service departments staffed by trained personnel for all of our Products segment sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have more than 350 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of General Motors, DuPont, 3M, GTE, Cummins Engine, General Electric and many other industrial and entertainment organizations.

     We also provide, in multiple languages, a variety of collateral material in video, cassette, CD-ROM, slide and print format addressing relevant material handling topics such as the care, use and inspection of chains and hoists, and overhead lifting and positioning safety. In addition, we sponsor advisory boards made up of representatives of our primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable us and our primary distributors to exchange product and market information relevant to industry trends.

   BACKLOG

     Our Products segment backlog of orders at March 31, 2004 was approximately $45.3 million compared to approximately $41.7 million at March 31, 2003. The March 31, 2003 backlog included $6.2 million relating to our Lister business, which was divested in February 2004. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers' specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our Products segment backlog of orders is a reliable indication of our future sales.

   COMPETITION

     Despite recent consolidation, the material handling industry remains highly fragmented. We face competition from a wide range of regional, national and international manufacturers in both domestic and international markets. In addition, we often compete with individual operating units of larger, highly diversified companies.

     The principal competitive factors affecting our Products segment include product performance, functionality, price, brand, reputation, reliability and availability, as well as customer service and support. Other important factors include distributor relationships, territory coverage and the ability to service the distributor with on-time delivery and repair services.

     Major competitors with our Products segment for hoists are Demag, Kito-Harrington, Ingersoll-Rand, KCI Konecranes and Morris Material Handling; for chain are Campbell Chain, Peerless Chain Company and American Chain and Cable Company; for forged attachments are The Crosby Group and Brewer Tichner Company; for crane building are Demag, KCI Konecranes, Morris Material Handling,
R. Stahl and a variety of independent crane builders; and for industrial components are Deublin, Joyce-Dayton and Nook Industries.

SOLUTIONS SEGMENT

     The Solutions segment is engaged primarily in the design, fabrication and installation of integrated work station and facility-wide material handling systems and in the manufacture and distribution of operator-controlled manipulators, lift tables and tire shredders and has total assets of approximately $27.3 million as of March 31, 2004, of which none is goodwill. Net sales of the Solutions segment in fiscal 2004 were approximately $50.4 million, or approximately 11.3% of our total net sales, of which approximately $18.5 million, or 36.7%, were domestic and approximately $31.9 million, or 63.3% were international. We are currently evaluating strategic alternatives for certain businesses within this segment. The following table sets forth certain sales data for the products and services of our Solutions segment, expressed as a percentage of this segment's net sales for fiscal 2003 and 2004:

                                                    FISCAL YEARS ENDED MARCH 31,
                                                    ----------------------------
                                                      2003                2004
                                                      ----                ----
          Integrated material handling
             conveyor systems                          50%                 57%
          Lift tables                                  13                  15
          Light-rail systems and manipulators          15                  13
          Steel erection                               12                   -
          Other                                        10                  15
                                                       --                   -
                                                      100%                100%
                                                      ====                ====

   PRODUCTS AND SERVICES

     o INTEGRATED MATERIAL HANDLING CONVEYOR SYSTEMS. Conveyors are an important component of many material handling systems, reflecting their high functionality for transporting material throughout manufacturing and warehouse facilities. We specialize in designing computer-controlled and automated powered roller conveyors for use in warehouse operations and distribution systems. In fiscal 2002 and 2003 we executed a revenue growth strategy by developing our capabilities to function as a turnkey integrator of material handling systems, while continuing to provide the conveyors required for the systems.

     o LIFT TABLES. Our American Lifts division manufactures powered lift tables. These products enhance workplace ergonomics and are sold primarily to customers in the manufacturing, construction, general industrial and air cargo industries.

     o LIGHT-RAIL SYSTEMS AND MANIPULATORS. Introduced in fiscal 2001, light-rail systems are portable steel overhead beam configurations used at workstations, from which hoists are frequently suspended. We previously manufactured two lines of sophisticated operator-controlled manipulators under the names Positech and Conco. These products are articulated mechanical arms with specialized end tooling designed to perform lifting, rotating, turning, tilting, reaching and positioning tasks in a manufacturing process. That manipulator business, known as our Positech division, was sold in February 2004.

   SALES AND MARKETING

     The products and services of the Solutions segment are sold primarily to large sophisticated corporate end-users, including Federal Express, UPS, United Biscuits, Lego, John Deere, Lowe's and other industrial companies, systems integrators and distributors. In the sale of our integrated material handling conveyor systems, we act as a prime contractor with turnkey responsibility or as a supplier working closely with the customer's general contractor. Sales are generated by internal sales personnel and rely heavily on engineer-to-engineer interactions with the customer. The process of generating client contract awards for integrated conveyor systems generally entails receiving a request-for-quotation from customers and undergoing a competitive bidding process. The Solutions segment also sells light-rail systems and scissor lift tables through its internal sales force and through specialized independent distributors and manufacturers representatives.

   CUSTOMER SERVICE AND TRAINING

     The Solutions segment offers a wide range of value-added services to customers including: an engineering review of the customer's processes; an engineering solution for identified material handling problems; project management; and custom design, manufacturing and installation services. We also offer after-sales services including operator training, maintenance and hot-line support. The typical length of after-sales service varies depending on customer requirements and supplemental training courses are offered as needed.

   BACKLOG

     Revenues from our Solutions segment are generally recognized within one to six months. Our backlog of orders at March 31, 2004 was approximately $9.2 million compared to approximately $10.5 million at March 31, 2003. The March 31, 2003 backlog included $0.9 million relating to our Positech business, which was divested in February 2004.

   COMPETITION

     The principal competitive factors affecting the market for the products and services of our Solutions segment include application solutions, performance and price. The process of generating client contract awards for these businesses generally entails receiving a request-for-quotation from end-users and undergoing a competitive bidding process. Our Solutions segment competes primarily with Crisplant, Diafuku, Swisslog, Gorbel and Southworth.


EMPLOYEES

     At March 31, 2004, we had 2,716 employees; 1,983 in the U.S., 126 in Canada, 129 in Mexico and 478 in Europe and Asia. Approximately 670 of our employees are represented under seven separate U.S. or Canadian collective bargaining agreements which terminate at various times between July 2004 and March 2008. The contract which expires July 2004 currently covers 11 associates. We believe that our relationship with our employees is good.


RAW MATERIALS AND COMPONENTS

     Our principal raw materials and components are steel, consisting of structural steel, processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel; electric motors; bearings; gear reducers; castings; and electro-mechanical components. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our Purchasing Council to take advantage of volume discounts. As the steel industry is cyclical and steel prices can fluctuate significantly, beginning in approximately January 2004 we have seen significant cost increases in certain types of steel in certain markets. We generally seek to pass on materials price increases to our distribution channel partners and end user customers, although a lag period often exists. We instituted price increases for our chain and forged attachment products effective April 1, 2004 and for the majority of our hoist products effective May 1, 2004. In addition, we initiated price surcharges beginning March 18, 2004 on certain products, and increased some of those and added price surcharges to other products effective May 3, 2004. We will continue to monitor our costs and reevaluate our price surcharges on a monthly basis. Our ability to pass on these increases is determined by market conditions.


MANUFACTURING

     We manufacture approximately 90% of the products we sell. Additionally, we outsource components and finished goods from an established global network of suppliers. We regularly upgrade our manufacturing facilities and invest in tooling, equipment and technology. We have implemented Lean Manufacturing in our plants which has resulted in inventory reductions, reductions in required manufacturing floor area, shorter product lead time and increased productivity.

     Our manufacturing operations are highly integrated. Although raw materials and some components such as motors, bearings, gear reducers, castings and electro-mechanical components, are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products. We manufacture hoist lifting chain, steel forged gear blanks, lift wheels, trolley wheels, and hooks and other attachments for incorporation into our hoist products. These products are also sold as spare parts for hoist repair. Additionally, our hoists are used as components in the manufacture of crane systems by us and by our end-users. We believe this vertical integration results in lower production costs, greater manufacturing flexibility and higher product quality, and reduces our reliance on outside suppliers.


ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

     Like most manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2005.

      Certain federal and state laws, sometimes referred to as Superfund laws, require certain companies to remediate sites that are contaminated by hazardous substances. These laws apply to sites owned or operated by a company, as well as certain off-site areas for which a company may be jointly and severally liable with other companies or persons. The required remedial activities are usually performed in the context of administrative or judicial enforcement proceedings brought by regulatory authorities. We have been identified by the New York State Department of Environmental Conservation, or NYSDEC, along with other companies, as a potentially responsible party, or PRP, at the Frontier Chemical Site in Pendleton, New York, a site listed on NYSDEC's Registry. From 1958 to 1977, the Pendleton Site had been operated as a commercial waste treatment and disposal facility. We sent waste-pickling liquor generated at our facility in Tonawanda, New York, to the Pendleton Site during the period from approximately 1969 to 1977, and we participated with other PRPs in conducting the remediation of the Pendleton Site under a consent order with NYSDEC. Construction in connection with the remediation has been completed and this project is currently in its operations and maintenance phase. As a result of a negotiated cost allocation among the participating PRPs, we have paid our pro rata share of the remediation construction costs and accrued our share of the ongoing operations and maintenance costs. As of March 31, 2004, we have paid approximately $1.0 million in remediation and ongoing operations and maintenance costs associated with the Pendleton Site. The participating PRPs have identified and commenced a cost recovery action against a number of other parties who sent hazardous substances to the Pendleton Site. Full settlements have been reached with all defendants in the cost recovery action. All settlement payments in connection with the Pendleton Site litigation have been made, and we have received $0.2 million as our share of the settlement proceeds. We have also entered into a settlement agreement with one of our insurance carriers in the amount of $0.7 million in connection with the Pendleton Site and have received payment in full of the settlement amount.

      We are investigating past waste disposal activities at a facility in Cleveland, Texas, operated by our subsidiary, Crane Equipment and Service, Inc., and we plan to apply to the Texas Commission on Environmental Quality for entry into its Voluntary Cleanup Program in connection with the site. At this time, it is not possible to determine the costs of future site investigation or, if necessary, remediation, but we believe any such costs will not have a material adverse effect on our operating results or financial condition.

      For all of the currently known environmental matters, we have accrued a total of approximately $0.3 million as of March 31, 2004, which, in our opinion, is sufficient to deal with such matters. Further, our management believes that the environmental matters known to, or anticipated by, us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

      Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally OSHA and regulations thereunder. To our knowledge, we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.


AVAILABLE INFORMATION

     Our internet address is WWW.CMWORKS.COM. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2.      PROPERTIES.

      We maintain our corporate headquarters in Amherst, New York and conduct our principal manufacturing at the following facilities:

                                                                                                OWNED OR    BUSINESS
     LOCATION                           PRODUCTS/OPERATIONS                  SQUARE FOOTAGE      LEASED      SEGMENT
     --------                           -------------------                  --------------      ------      -------
UNITED STATES:
  Muskegon, MI                          Hoists                                   500,000          Owned      Products
  Charlotte, NC                         Industrial components                    250,000          Owned      Products
  Tonawanda, NY                         Light-rail crane systems                 187,600          Owned      Solutions
  Wadesboro, NC                         Hoists                                   180,000          Owned      Products
  Lexington, TN                         Chain                                    153,200          Owned      Products
  Cedar Rapids, IA                      Forged attachments                       100,000          Owned      Products
  Eureka, IL                            Cranes                                    91,300          Owned      Products
  Damascus, VA                          Hoists                                    87,400          Owned      Products
  Chattanooga, TN                       Forged attachments                        77,000          Owned      Products
  Greensburg, IN                        Scissor lifts                             60,000          Owned      Solutions
  Lisbon, OH                            Hoists                                    37,000          Owned      Products
  Cleveland, TX                         Cranes                                    35,000          Owned      Products
  Chattanooga, TN                       Forged attachments                        33,000          Owned      Products
  Sarasota, FL                          Tire shredders                            25,000          Owned      Solutions

INTERNATIONAL:
  Santiago, Tianguistenco, Mexico       Hoists and chain                          85,000          Owned      Products
  Arden, Denmark                        Project design and conveyors              70,500          Owned      Solutions
  Velbert, Germany                      Hoists                                    56,000         Leased      Products
  Chester, United Kingdom               Plate clamps                              47,900         Leased      Products
  Stoney Creek, Ontario, Canada         Cranes                                    42,400          Owned      Products
  Hangzhou, China                       Metal fabrication, textiles and           37,000         Leased      Products
                                           textile strappings
  Chester, United Kingdom               Plate clamps                              25,400          Owned      Products
  Romeny-sur-Marne, France              Rotary unions                             21,600          Owned      Products
  Hangzhou, China                       Textile strappings                        20,000         Leased      Products
  Arden, Denmark                        Project construction                      19,500         Leased      Solutions
  Vierzon, France                       Hoists                                    14,000         Leased      Products
  Hangzhou, China                       Hoists and hand pallet trucks             7,200          Leased      Products


      In addition, we have a total of 35 sales offices, distribution centers and warehouses. We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.


ITEM 3.      LEGAL PROCEEDINGS.

      From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain comprehensive general liability insurance against risks arising out of the normal course of business through our wholly-owned insurance subsidiary of which we are the sole policy holder. The limits of this coverage are $3.0 million per occurrence ($2.0 million through March 31, 2003) and $6.0 million aggregate ($5.0 million through March 31, 2003) per year. We obtain additional insurance coverage from independent insurers to cover potential losses in excess of these limits.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II
                                     -------


ITEM 5.      MARKET FOR THE  COMPANY'S COMMON STOCK  AND RELATED SECURITY HOLDER
             MATTERS.

     Our common stock is traded on the Nasdaq Stock Market under the symbol "CMCO." As of May 31, 2004, there were 557 holders of record of our common stock.

     We paid quarterly cash dividends on our common stock from 1988 through the second quarter of fiscal 2002. In January 2002, we announced that we were indefinitely suspending the payment of cash dividends on our common stock in order to dedicate our cash resources to the repayment of outstanding indebtedness. Our current credit agreement does not permit us to pay dividends. We may reconsider or revise this policy from time to time based upon conditions then existing, including, without limitation, our earnings, financial condition, capital requirements, restrictions under credit agreements or other conditions our Board of Directors may deem relevant.

     The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Stock Market and our dividend history.


                                                               PRICE RANGE OF        DIVIDEND
                                                                COMMON STOCK        PER SHARE
                                                          ----------------------   ----------
                                                              HIGH         LOW
                                                              ----         ---

        YEAR ENDED MARCH 31, 2002
           First Quarter...............................   $   11.25    $    6.96   $    0.07
           Second Quarter..............................       10.40         9.36        0.07
           Third Quarter...............................       10.15         7.45        0.00
           Fourth Quarter..............................       12.80         9.31        0.00

        YEAR ENDED MARCH 31, 2003
           First Quarter...............................   $   13.67    $    6.95   $    0.00
           Second Quarter..............................        9.08         4.90        0.00
           Third Quarter ..............................        5.38         3.30        0.00
           Fourth Quarter .............................        3.90         1.40        0.00

        YEAR ENDED MARCH 31, 2004
           First Quarter...............................   $   2.72     $   1.30    $    0.00
           Second Quarter..............................       4.84         2.31         0.00
           Third Quarter...............................       7.80         4.58         0.00
           Fourth Quarter..............................       11.72        6.35         0.00




     On June 10, 2004, the last reported sale price of our common stock on the Nasdaq Stock Market was $5.28 per share.

ITEM 6.      SELECTED FINANCIAL DATA.

     The consolidated balance sheets as of March 31, 2004 and 2003 and the related statements of operations, cash flows and shareholders' equity for the three years ended March 31, 2004 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by "Management's Discussion and Analysis of Results of Operations and Financial Condition," our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.


                                                                       FISCAL YEARS ENDED MARCH 31,
                                                                       ----------------------------
                                                             2004       2003       2002       2001       2000
                                                             ----       ----       ----       ----       ----
                                                              (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA (1):
   Net sales                                              $   444.6  $   453.3  $   480.0  $   586.2  $   609.2
   Cost of products sold                                      339.7      346.0      359.5      426.7      436.8
                                                          -----------------------------------------------------
   Gross profit                                               104.8      107.3      120.5      159.5      172.4
   Selling expenses                                            48.3       47.4       43.5       48.4       48.7
   General and administrative expenses                         25.0       26.6       28.3       34.3       40.5
   Restructuring charges                                        1.2        3.7        9.6          -          -
   Write-off/amortization of intangibles (2)                    0.4        4.2       11.0       11.0       11.4
                                                          -----------------------------------------------------
   Income from operations                                      29.9       25.4       28.1       65.8       71.8
   Interest and debt expense                                   28.9       32.0       29.4       36.3       33.4
   Other (income) and expense, net                             (4.2)      (2.1)       2.4       (2.2)      (1.3)
                                                          -----------------------------------------------------
   Income (loss) before income taxes                            5.2       (4.5)      (3.7)      31.7      39.7
   Income tax expense                                           4.0        1.5        2.3       16.8      17.6
                                                          -----------------------------------------------------
   Income (loss) from continuing operations                     1.2       (6.0)      (6.0)      14.9       22.1
   Income (loss) from discontinued operations                     -          -       (7.9)       0.3       (5.0)
   Loss on disposition of discontinued operations                 -          -     (121.4)         -          -
                                                          -----------------------------------------------------
   Total income (loss) from discontinued operations               -          -     (129.3)       0.3       (5.0)
   Cumulative effect of change in accounting
    principle (2)                                                 -       (8.0)         -          -          -
                                                          -----------------------------------------------------
   Net income (loss)                                      $     1.2  $   (14.0) $  (135.3)  $   15.2  $    17.1
                                                          =====================================================
   Diluted earnings (loss) per share from continuing
    operations                                            $    0.08  $   (0.42) $   (0.41)  $   1.04  $    1.55
   Basic earnings (loss) per share from continuing
    operations                                            $    0.08  $   (0.42) $   (0.41)  $   1.04  $    1.57
   Weighted average shares outstanding - assuming
    dilution                                                   14.6       14.5       14.4       14.3       14.2
   Weighted average shares outstanding - basic                 14.6       14.5       14.4       14.3       14.1

BALANCE SHEET DATA (AT END OF PERIOD):
   Total assets (3)                                       $   473.4  $   482.6  $   524.3   $  722.4  $   731.8
   Total debt                                                 287.9      314.1      347.9      407.0      413.8
   Total shareholders' equity                                  63.0       52.7       71.6      207.9      203.5

OTHER FINANCIAL DATA:
   Net cash provided by operating activities                   26.4       14.2       49.8       38.3       44.3

   Net cash provided by (used in) investing activities          4.3       16.0       (1.6)      (7.2)     (18.7)

   Net cash used in financing activities                      (21.5)     (41.9)     (48.5)     (19.5)     (24.2)

   Capital expenditures                                         3.6        5.0        4.7       10.2        7.9
   Cash dividends per common share                             0.00       0.00       0.14       0.28       0.28


-------------

(1) Statement of Operations data represent our continuing operations and reflect the May 2002 sale of substantially all of the assets of ASI. The financial statements of all periods presented have been restated to remove ASI results from the continuing operations data. Refer to Note 3 to our consolidated financial statements for more information on the Discontinued Operations.

(2) As a result of our adoption of SFAS 142 effective April 1, 2002, goodwill is no longer amortized. The charge in fiscal 2003 represents a $4.0 million impairment write-off. In addition, the cumulative effect of change in accounting principle represents the impact of adopting SFAS 142.

(3) Total assets includes net assets of discontinued operations of $21.5 million, $163.5 million and $152.6 million as of March 31, 2002, 2001 and 2000, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     This section should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. Comments on the results of operations and financial condition below refer to our continuing operations, except in the section entitled "Discontinued Operations."


EXECUTIVE OVERVIEW

     We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. Our Solutions segment designs, manufactures, and installs application-specific material handling systems and solutions for end-users to improve work station and facility-wide work flow.

     Founded in 1875, we have grown to our current leadership position through organic growth and also as the result of the 14 businesses we acquired between February 1994 and April 1999. We have developed our leading market position over our 125-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. We continue to further integrate the operations of the acquired businesses with our previously existing businesses. The current phase of the ongoing integration of these businesses includes improving our productivity, further reducing our excess manufacturing capacity and extending our cross-selling activities to the European marketplace. This phase is in process through our Lean Manufacturing efforts, facility rationalization program and European sales initiatives. Our Lean Manufacturing efforts are fundamentally changing our manufacturing processes to be more responsive to customer demand, resulting in significant inventory reductions and improving on-time delivery and productivity. For example, we realized nearly 40% inventory turn improvement to 5.3 times at March 31, 2004 from 3.8 times at March 31, 2001. Specifically in fiscal 2004, we realized approximately 20% improvement from 4.4 times at March 31, 2003. Over the past three years, under our facility rationalization program, we have closed 13 facilities and consolidated several product lines, with potential opportunity for further rationalization. Also, as previously reported, we have been undergoing assessments for possible divestiture of several less-strategic businesses, including most of our Solutions segment and certain businesses within our Products segment. Two businesses were sold in fiscal 2004 and four others remain as possible divestiture candidates. Furthermore, we are selling real properties that resulted from our facility rationalization projects. These divestitures may result in gains or losses. To further expand our global sales, we have begun introducing certain of our products through our existing European distribution network that historically have been distributed only in North America.

     Many of the U.S. industrial sectors that we serve have been impacted by soft economic conditions since mid-1998. These conditions deteriorated significantly in our fiscal 2001 fourth quarter and continued to decline throughout fiscal 2002 and 2003, negatively impacting our net sales and financial performance. We began to see some stabilization and then very modest improvement in the latter half of fiscal 2004. While reaching a historical high of $609.2 million in fiscal 2000, our net sales dropped by 18.1% to $480.0 million in fiscal 2002, by an additional 5.6% to $453.3 million in fiscal 2003 and by an additional 1.9% to $444.6 million in fiscal 2004, primarily due to this downturn in the business cycle. Despite these economic conditions and their impact on our operating results, we maintained our leading market share, generated positive cash flow from operations and business divestitures and repaid $59.7 million, $34.5 million and $17.7 million of debt in fiscal 2002, 2003 and 2004, respectively.

     We continue to be cautiously optimistic that the economic environment as it impacts our Company is modestly improving. We monitor such indicators as U.S. Industrial Capacity Utilization and Industrial Production which have been steadily increasing since July 2003. We sell our products domestically to a cross-section of business sectors, spanning the breadth of primarily the industrial contributors to the U.S. gross domestic product. These sectors are impacted by these indicators in varying degrees and at various points in a business cycle. We will continue to monitor these indicators to assess the impact on our future business. In addition, to enhance future revenue opportunities, we are increasing our sales and marketing efforts in international markets and investing in new products and services as further described in Item 1 of this Annual Report within the section described as "Our Strategy".

     On the cost side we, like many companies, have been challenged over the past several years with significantly increased costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us almost $30 million in fiscal 2004 and we work dilingently with our advisors to balance cost control with the need to provide competitive benefits packages for our associates. Another cost area of focus is steel pricing. We utilize approximately $20-$25 million of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and significant increases in scrap steel prices, we have experienced increases in our costs that we have reflected as price increases and surcharges to our customers. Our surcharges went into effect beginning March 18, 2004 and currently affect most of our chain and forged attachment products. We continue to monitor steel costs and potential surcharge requirements on a monthly basis.

RESULTS OF OPERATIONS

     Net sales of our Products and Solutions segments, in millions of dollars and with percentage changes for each segment, were as follows:

                                                                       CHANGE                CHANGE
                                  FISCAL YEARS ENDED MARCH 31,      2004 VS. 2003         2003 VS. 2002
                                  ----------------------------      -------------         -------------
                                  2004       2003       2002        AMOUNT      %         AMOUNT       %
                                  ----       ----       ----        ------      -         ------       -
Products segment.............    $394.2     $388.1     $404.7       $ 6.1      1.6       $(16.6)     (4.1)
Solutions segment............      50.4       65.2       75.3       (14.8)   (22.7)       (10.1)    (13.4)
                                   ----       ----       ----       ------   ------      ------    ------
     Total net sales.........    $444.6     $453.3     $480.0       $(8.7)    (1.9)      $(26.7)     (5.6)
                                 ======     ======     ======       ======               ======

     Sales in recent years were affected by the downturn in the general North American and European economies and the industrial sectors in particular. Net sales in fiscal 2004 of $444.6 million decreased by $8.7 million, or 1.9%, from fiscal 2003, and net sales in fiscal 2003 of $453.3 million decreased $26.7 million, or 5.6%, from fiscal 2002. Our Products segment net sales improved 1.6% in fiscal 2004 as we saw stabilization by mid-2004 and improvement of 7.4% in the latter half of the fiscal year. Fiscal 2003 Products segment was marked with a 4.1% decline, primarily due to decreased unit sales resulting from the soft U.S. industrial markets. Both fiscal 2004 and 2003 were impacted by the weakening U.S. dollar relative to other currencies, particularly the euro, and reported Products segment sales were favorably affected by $11.3 million and $4.6 million in fiscal 2004 and 2003, respectively. Our Solutions segment net sales decreased 22.7% and 13.4% in fiscal 2004 and 2003, respectively. The declines in fiscal 2004 and 2003 were primarily due to soft U.S. and European industrial markets, particularly affecting purchasing decisions for capital goods. The fiscal 2004 decline was further impacted by the March 2003 divestiture of our steel erection business, which generated $7.9 million and $17.7 million of revenues in fiscal 2003 and 2002, respectively.

     Gross profit of the Products and Solutions segments, in millions of dollars and as a percentage of total segment net sales, was as follows:

                                             FISCAL YEARS ENDED MARCH 31,
                             --------------------------------------------------------------
                                      2004                2003                2002
                                      ----                ----                ----
                                AMOUNT      %       AMOUNT      %       AMOUNT      %
                                ------      -       ------      -       ------      -
Products segment............     $99.2    25.2       $98.7    25.4      $109.3    27.0
Solutions segment...........       5.6    11.1         8.6    13.2        11.2    14.9
                                   ---    ----         ---    ----        ----    ----
     Total gross profit.....    $104.8    23.6      $107.3    23.7      $120.5    25.1
                                ======              ======              ======

Our gross profit margins were approximately 23.6%, 23.7% and 25.1% in fiscal 2004, 2003 and 2002, respectively. The Products segment reflected a stabilized gross profit margin in fiscal 2004 as the revenues stabilized during the year and costs were closely monitored. The decrease in Products segment gross profit margin for fiscal 2003 was primarily the result of economic and inventory reduction factors. The Product segment's gross profit margin decreased in fiscal 2003 due to the following factors: i) our price increase implementation was delayed eight months until August 2002 due to economic market conditions
(approximately $2.0 million impact); ii) cost increases, particularly for employee benefits such as health insurance, workers compensation insurance and pension and also general property insurance (approximately $1.4 million impact);
iii) pricing pressure, especially on our capital-type products such as cranes (approximately $1.5 million impact); iv) the 4.1% decline in net sales and the resulting decrease in absorption of fixed production costs; v) production at levels lower than sales levels to reduce inventories and the resulting further decrease in absorption of fixed production costs; vi) production inefficiencies at our facilities impacted by facility rationalization activities; and vii) a $2.5 million reclassification of certain crane builder expenses to cost of products sold from general and administrative expenses in fiscal 2003. The Solutions segment's gross profit margins decreased in fiscal 2004 and 2003 primarily due to the 22.7% and 13.4% declines in net sales, respectively, and resulting decease in absorption of fixed production costs, increased employee benefits costs as described above and an increase in larger integrated solutions projects which carry a lower gross profit margin overall.

      Selling expenses were $48.3 million, $47.4 million and $43.5 million in fiscal 2004, 2003 and 2002, respectively. As a percentage of net sales, selling expenses were 10.9%, 10.5% and 9.1% in fiscal 2004, 2003 and 2002, respectively. The fiscal 2004 and 2003 increases include $2.2 million and $1.8 million, respectively, resulting from the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, upon translation of foreign operating results into U.S. dollars for reporting purposes. The fiscal 2004 and 2003 increases also include $0.4 million and $0.9 million, respectively, resulting from reclassification of certain crane builder expenses from general and administrative expenses in fiscal 2003 to improve reporting consistency. The fiscal 2003 increase further includes $0.5 million for investing in new geographic markets and other increases for employee benefits costs, catalogs, and commissions in certain markets, partially offset by cost control measures.

      General and administrative expenses were $25.0 million, $26.6 million and $28.2 million in fiscal 2004, 2003 and 2002, respectively. As a percentage of net sales, general and administrative expenses were 5.6%, 5.9% and 5.9% in fiscal 2004, 2003 and 2002, respectively. Much of the expense reductions resulted from general discretionary cost control measures. Partially offsetting those savings, fiscal 2004 was unfavorably impacted by $1.2 million resulting from the translation of foreign currencies into the weaker U.S. dollar for reporting purposes and also included $0.8 million higher bad debt expenses. The fiscal 2003 expenses were favorably impacted by a $0.8 million reduction in product liability expense due to reassessment of self-insurance exposure relative to certain claims and the reclassification of $3.4 million of crane builder expenses into cost of products sold or selling expense. These fiscal 2003 favorable results were partially offset by $1.2 million for professional fees for special projects to improve the Company's organization structure, $1.1 million for a business divested in March 2003, $0.8 million for intercompany exchange losses and $0.5 million for increased bad debt expenses.

      Restructuring charges of $1.2 million, $3.7 million and $9.6 million, or 0.3%, 0.8% and 2.0% of net sales in fiscal 2004, 2003 and 2002, respectively, were primarily attributable to the closure or significant reorganization of thirteen manufacturing or warehouse facilities. During fiscal 2004, we recorded restructuring charges of $1.2 million related to various employee termination benefits and facility costs as a result of our continued closure, merging and reorganization and completion of two open projects from fiscal 2003. The following facilities were closed, merged or significantly reorganized beginning in fiscal 2003: Abingdon, VA; Tonawanda, NY; Cobourg, Ontario, Canada; Forest Park, IL; and Reform, AL. Excluding the Tonawanda facility, these operations were included within our Products segment, and were relocated into other existing Products segment facilities. Fiscal 2003 charges included exit costs of $1.8 million for severance relating to approximately 215 employees, $1.0 million of lease termination, facility wind-down, preparation for sale and maintenance of non-operating facilities prior to disposal and $0.9 million for facility closure costs on projects begun in 2002. Three of the five 2003 projects were completed as planned in the fourth quarter of fiscal 2003 while two were completed by the second quarter of fiscal 2004. The remaining liability of $0.4 million for fiscal 2003-2004 projects relates to the ongoing maintenance costs of the non-operating facilities.

      The following facilities were closed, merged or significantly reorganized beginning in fiscal 2002: Houma, LA; Woodland, CA; Romeoville, IL; Forrest City, AR; Monterrey, Mexico; Hobro, Denmark; Atlanta, GA; and Richmond, British Columbia, Canada. All operations except for the Hobro facility were included within our Products segment, and all activities were relocated into other existing company facilities within their respective segments. Charges included exit costs of $2.4 million for severance relating to approximately 250 employees and $7.2 million of lease termination, facility wind-down, preparation for sale and maintenance of non-operating facilities prior to disposal. Included in the restructuring charges was approximately $8.3 million to terminate a facility lease, resulting in the purchase of the property with an estimated fair value of approximately $2.3 million which was recorded as an offset to the restructuring charges. Due to changes in the real estate market and a reassessment of the fair value of the property, the net asset held for sale was adjusted downward by $0.5 million as a further restructuring charge during fiscal 2003. All of the projects were completed as planned during fiscal 2002. The remaining liability of $0.2 million relates to the ongoing maintenance costs of the non-operating facility.

     Each rationalization project was analyzed based on our capacity and the cost structure of the specific facilities relative to others. As a result of these rationalization projects we expect to achieve approximately $13 million to $15 million of annualized savings primarily in cost of products sold including facility fixed costs and employee costs, of which approximately $8 million and $11 million was realized during fiscal 2003 and 2004, respectively. We anticipate that our restructuring charges for fiscal 2005 in connection with our ongoing facility rationalization and reorganization initiatives will be between $0.4 million and $0.7 million.

     Write-off/amortization of intangibles was $0.4 million, $4.2 million and $11.0 million in fiscal 2004, 2003 and 2002, respectively. Fiscal 2003 reflected a $4.0 million goodwill write-off in the fourth quarter relating to impairment under Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets," which pronouncement eliminated the requirement to amortize goodwill and indefinite-lived intangible assets beginning in fiscal 2003 but added new impairment testing rules. The fiscal 2002 amount relates primarily to non tax-deductible goodwill amortization.

     Interest  and debt  expense  was $28.9  million,  $32.0  million  and $29.4 million in fiscal 2004, 2003 and 2002, respectively. As a percentage of net sales, interest and debt expense was 6.5%, 7.1% and 6.1% in fiscal 2004, 2003 and 2002, respectively. The fiscal 2004 decrease primarily resulted from lower debt levels. The fiscal 2003 increase included a $1.2 million write-off of deferred financing costs associated with the Company's former credit facility, which was replaced with a new credit arrangement in November 2002, a portion of which carried higher effective interest rates than the Company's former credit facility.

     Other (income) and expense, net was ($4.2) million, ($2.1) million and $2.5 million in fiscal 2004, 2003 and 2002, respectively. The income in fiscal 2004 included $5.7 million from asset sales and $1.9 million from an interest rate swap partially offset by $3.9 million of losses upon business divestitures. The income in fiscal 2003 included $5.3 million from asset sales offset by a $2.2 million unrealized, non-cash, mark-to-market loss recognized within our captive insurance company's securities portfolio and a $1.3 million loss on a business divestiture. The unrealized loss within the securities portfolio was recognized since it was deemed to be other than temporary in nature, resulting from unrealized losses that existed longer than a six month period. The expense in fiscal 2002 similarly included a $2.8 million unrealized, non-cash, mark-to-market loss recognized on marketable securities held by our captive insurance subsidiary, a $1.5 million loss on a business divestiture and a $1.8 million gain on asset sales.

     Income taxes as a percentage of income before income taxes were not reflective of U.S statutory rates in fiscal 2004, 2003 or 2002 primarily due to the impact of non-deductible goodwill amortization/write-off in fiscal 2003 and 2002 and also due to varying tax jurisdiction rates on low or negative pretax income, and the existence of losses for which no tax benefit has been recorded.

     Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we reduced goodwill by $8.0 million as of the beginning of fiscal 2003, reflected as the cumulative effect of a change in accounting principle on our statement of operations. A discounted cash flows approach was used to test goodwill for potential impairment.

LIQUIDITY AND CAPITAL RESOURCES

     In November 2002, we refinanced our credit facilities. The new arrangement replaced our previous revolving credit facility that was scheduled to mature on March 31, 2003. The new arrangement consisted of a Revolving Credit Facility, a Term Loan and a Senior Second Secured Term Loan. The Revolving Credit Facility currently provides availability up to a maximum of $50 million through March 31, 2007. Availability based on the underlying collateral at March 31, 2004 amounted to $48.9 million. The unused Revolving Credit Facility totaled $39.7 million at March 31, 2004 with no borrowings outstanding but with $9.2 million of outstanding letters of credit. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus spreads determined by our leverage ratio, amounting to 275 or 150 basis points applied to each, respectively, at March 31, 2004.

     The Term Loan requires quarterly $0.5 million payments with the balance due on March 31, 2007. At March 31, 2004, $7.8 million was outstanding under the Term Loan. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by our leverage ratio, amounting to 325 basis points at March 31, 2004 (4.37%).

     The Revolving Credit Facility and Term Loan are secured by all of our domestic tangible and intangible assets (limited to 65% for stock ownership of foreign subsidiaries).

     In July 2003, we issued $115.0 million of 10% Senior Secured Notes due August 1, 2010 which remain outstanding at March 31, 2004. Proceeds from this offering were used for the repayment in full of a then outstanding senior second secured term loan ($66.8 million), the repurchase of $35.7 million of Senior Subordinated 8 1/2% Notes at a discount ($30.1 million), the repayment of a portion of the outstanding Revolving Credit Facility ($10.0 million), the repayment of a portion of the Term Loan ($3.9 million), the payment of financing costs ($2.8 million) and the payment of accrued interest ($1.4 million). Provisions of the 10% Notes include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 10% Notes are redeemable at our option, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the Indenture for the Notes). In the event of a Change of Control (as defined), each holder of the 10% Notes may require us to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements. The 10% Notes are also secured, in a second lien position, by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     The redemption of a portion of the outstanding Senior Subordinated 8 1/2% Notes occurred at a discount resulting in a $5.6 million pre-tax gain on early extinguishment of debt. As a result of the repayment of the senior second secured term loan and a portion of the Term Loan and Senior Subordinated 8 1/2% Notes, $4.9 million of pre-tax deferred financing costs were written-off in fiscal 2004. The net effect of these two items, a $0.7 million pre-tax gain, is shown as part of other (income) and expense, net.

     The corresponding credit agreements associated with the Revolving Credit Facility and the Term Loan place certain debt covenant restrictions on us, including financial requirements and a restriction on dividend payments, with which we are currently in compliance.

     From time to time, we manage our debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. In June 2001, we entered into an interest rate swap agreement to effectively convert $40 million of variable-rate debt to fixed-rate debt, which matured in June 2003. That cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive income, net of tax. In August 2003, we entered into an interest rate swap agreement to convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010 at the same rate. That interest rate swap was considered an ineffective hedge and therefore the change in fair value was recognized in income as a gain. The swap was terminated in January 2004 and a pre-tax gain of $1.9 million was recognized as other income as a result of changes in the fair value of the swap.

     At March 31, 2004, our Senior Subordinated 8 1/2% Notes issued on March 31, 1998 and due March 31, 2008 amounted to $164.1 million, net of original issue discount. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1.9 million of proceeds from rate hedging in advance of the placement. Provisions of the 8 1/2% Notes include, without limitation, restrictions on liens, indebtedness, asset sales and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes were redeemable at our option, in whole or in part, at the Make-Whole Price (as defined in the Indenture for the Notes). On or after April 1, 2003, they are redeemable at prices declining annually from 104.25% to 100% on and after April 1, 2006. In the event of a Change of Control (as defined), each holder of the 8 1/2% Notes may require us to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

     We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which is focused on cash generation for debt repayment. The business plan includes continued implementation of lean manufacturing, facility rationalization projects, divestiture of excess facilities and certain non-strategic operations, improving working capital components, including inventory reductions, and new market and new product development.

     Net cash provided by operating activities was $26.4 million, $14.2 million and $49.8 million in fiscal 2004, 2003 and 2002, respectively. Overall, operating assets net of liabilities provided cash of $8.8 million, $4.0 million and $28.3 million in fiscal 2004, 2003 and 2002, respectively. The $12.2 million increase in fiscal 2004 relative to fiscal 2003 was primarily due to stronger operating performance in fiscal 2004 and income tax refunds of $12.5 million. The $35.6 million decrease in fiscal 2003 relative to fiscal 2002 was due to weaker operating performance in fiscal 2003 and to working capital changes. In particular, trade accounts receivable and inventories provided cash of $10.2 million in fiscal 2003 compared to $33.5 million in fiscal 2002 and trade accounts payable used $4.8 million of cash in fiscal 2003 but provided $3.7 million of cash in fiscal 2002.

     Net cash provided by investing activities was $4.3 million and $16.0 million in fiscal 2004 and 2003, respectively, and used in investing activities was $1.6 million in fiscal 2002. The fiscal 2004, 2003 and 2002 amounts included $7.8 million, $21.7 million and $4.9 million, respectively, from business and property divestitures.

     Net cash used in financing activities was $21.5 million, $41.9 million and $48.5 million in fiscal 2004, 2003 and 2002, respectively. Those amounts included $17.7 million, $34.5 million and $46.7 million of debt repayment in fiscal 2004, 2003 and 2002, respectively, as well as $2.0 million of dividends paid in fiscal 2002. We also paid $4.4 million and $8.2 million of financing costs in fiscal 2004 and 2003, respectively, to effect the capital transactions previously described.

CONTRACTUAL OBLIGATIONS

     The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2004, by period of estimated payments due:

                                                             FISCAL      FISCAL 2006-     FISCAL 2008-     MORE THAN
                                              TOTAL           2005        FISCAL 2007     FISCAL 2009     FIVE YEARS
                                              -----           ----        -----------     -----------     ----------
       Long-term debt obligations (a).         $287.9         $2.2           $6.1           $164.3          $115.3
       Operating lease obligations (b)           12.6          3.8            4.9              2.9             1.0
       Purchase obligations (c) ......              -            -              -                -               -
       Interest obligations (d).......          129.3         25.8           51.2             37.0            15.3
       Letter of credit obligations...            9.2          7.5            1.7                -               -
       Other long-term liabilities
       reflected on the Company's
       balance sheet under GAAP (e)...           37.9          2.9           22.8              9.2             3.0
                                               ------        -----          -----           ------          ------
            Total.....................         $476.9        $42.1          $86.7           $213.3          $134.6
                                               ======        =====          =====           ======          ======

      (a)   As described in note 10 to our consolidated financial statements.
      (b)   As described in note 18 to our consolidated financial statements.
      (c) We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our open purchase orders to be executed in the normal course of business approximate $40 million.
      (d) Estimated for our Term Loan due 3/31/07, Senior Secured Notes due 8/1/10 and Senior Subordinated Notes due 3/31/08.
      (e)   As described in note 9 to our consolidated financial statements.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

      In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Further, our facility rationalization program underway over the past three years reduced our annual capital expenditure requirements and also provided for transfers of equipment from the rationalized facilities to other operating facilities. Our capital expenditures for fiscal 2004, 2003 and 2002 were $3.6 million, $5.0 million and $4.8 million, respectively. The decreased spending throughout the period reflects a deferral of certain projects due to soft market conditions, as well as reduced needs resulting from our facility rationalization program. We expect capital expenditure spending to increase modestly in fiscal 2005, to $4.0-$6.0 million.

INFLATION AND OTHER MARKET CONDITIONS

      Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico and the Pacific Rim. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases. However, employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases. In the fourth quarter of fiscal 2004, we were impacted by high inflation in steel costs which varied by type of steel. We generally incorporated those cost increases into our sales price increases effective in early fiscal 2005 as well as surcharges on certain products that began in March 2004. We continue to monitor steel costs and potential surcharge requirements on a monthly basis.

SEASONALITY AND QUARTERLY RESULTS

      Our quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, restructuring charges and other costs attributable to our facility rationalization program, divestitures, acquisitions and the magnitude of rationalization integration costs. Therefore, our operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

DISCONTINUED OPERATIONS

     In May 2002, we completed the divestiture of substantially all of the assets of ASI which comprised the principal business unit in our former Solutions - Automotive segment. Proceeds from this sale included cash of $15.9 million and an 8% subordinated note in the principal amount of $6.8 million payable over 10 years.

     Accordingly, the ASI operation was reflected as discontinued operations in our financial statements and all prior financial statements have been restated. The loss from discontinued operations was $7.9 million and in fiscal 2002 and the loss on the disposition of the discontinued operations was $121.5 million, both reflected in our fiscal 2002 consolidated statement of operations.

     Cash provided by (used in) discontinued operations was $0.5 million and ($0.3) million in fiscal 2003 and 2002, respectively, as shown on our consolidated statements of cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate the estimates and their underlying assumptions, which form the basis for making judgments about the carrying value of our assets and liabilities. Actual results inevitably will differ from those estimates. We have identified below the accounting policies involving estimates that are critical to our financial statements. Other accounting policies are more fully described in note 2 of notes to our consolidated financial statements.

     PENSION AND OTHER POSTRETIREMENT BENEFITS. The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Notes 11 and 13, respectively, to our consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs.

     The pension discount rate assumptions of 6 1/4%, 6 3/4% and 7 1/4% as of March 31, 2004, 2003 and 2002, respectively, are based on long-term bond rates. The decrease in discount rates for fiscal 2004 and 2003 resulted in $7.0 million and $5.6 million increases in the projected benefit obligations as of March 31, 2004 and 2003, respectively. The rate of return on plan assets assumptions of 8.4%, 8 1/2% and 8 7/8% for the years ended March 31, 2004, 2003 and 2002,
respectively,   are  based  on  the   composition   of  the   asset   portfolios
(approximately 55% equities and 45% fixed income at March 31, 2004) and their long-term historical returns. The actual assets realized gains of $9.8 million in fiscal 2004 but sustained losses of $(8.4) million in fiscal 2003. Accordingly, our funded status as of March 31, 2004 and 2003 was negative by $30.3 million and $31.1 million, or 27.3% and 32.2%, respectively. To improve our funded status, we increased our pension contributions during fiscal 2004 by $4.0 million over fiscal 2003. Accordingly, our accrued pension cost decreased by $3.6 million as of March 31, 2004 as compared to March 31, 2003. The negative funded status may result in future pension expense increases. However, pension expense for the March 31, 2005 fiscal year is expected to approximate fiscal 2004 expense. These factors will also result in increases in funding requirements over time, unless there is continued significant market appreciation in the asset values. However, pension funding contributions for the March 31, 2005 fiscal year are expected to decrease by approximately $1.5 million compared to fiscal 2004. The compensation increase assumption of 4% as of March 31, 2004, 2003 and 2002 is based on historical trends.

     The healthcare inflation assumptions of 12%, 12% and 9% for fiscal 2004, 2003 and 2002, respectively are based on anticipated trends. Healthcare costs in the United States have increased substantially over the last several years. If this trend continues, the cost of postretirement healthcare will increase in future years.

     INSURANCE RESERVES. Our accrued general and product liability reserves as described in Note 15 to our consolidated financial statements involve actuarial techniques including the methods selected to estimate ultimate claims, and assumptions including emergence patterns, payment patterns, initial expected losses and increased limit factors. Other insurance reserves such as workers compensation and group health insurance are based on actual historical and current claim data provided by third party administrators or internally maintained.

     INVENTORY AND ACCOUNTS RECEIVABLE RESERVES. Slow-moving and obsolete inventory reserves are judgmentally determined based on historical and expected future usage within a reasonable timeframe. We reassess trends and usage on a regular basis and if we identify changes we revise our estimated allowances. Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable agings.

     LONG-LIVED ASSETS. Property, plants and equipment and certain intangibles are depreciated or amortized over their assigned lives. These assets as well as goodwill are also periodically measured for impairment. The assigned lives and the projected cash flows used to test impairment are subjective. If actual lives are shorter than anticipated or if future cash flows are less than anticipated, we could incur a future impairment charge or a loss on disposal relating to these assets.

     MARKETABLE SECURITIES. On a quarterly basis, we review our marketable securities for declines in market value that may be considered other than temporary. We consider market value declines to be other than temporary if they are declines for a period longer than six months and in excess of 20% of original cost.

     DEFERRED TAX ASSET VALUATION ALLOWANCE. As of March 31, 2004, the Company had $56.3 million of total net deferred tax assets before valuation allowances. As described in Note 17 to the consolidated financial statements, $39.7 million of the assets pertain to net operating loss carryforwards and the remainder relate principally to liabilities including employee benefit plans, insurance reserves, accrued vacation and incentive costs and also to asset valuation reserves such as inventory obsolescence reserves and bad debt reserves. The net operating loss carryforwards expire in 2023. A valuation allowance of $48.2 million was recorded at March 31, 2004 due to the uncertainty of whether the Company's net operating loss carryforwards, capital loss carryforwards and other deferred tax assets may ultimately be realized. Our ability to realize our deferred tax assets is primarily dependent on generating sufficient future taxable income. If we do not generate sufficient taxable income, we would record an additional valuation allowance.

     REVENUE RECOGNITION. Sales are recorded when title passes to the customer, which is generally at the time of shipment to the customer, except for long-term construction contracts. For long-term construction contracts, we recognize contract revenues under the percentage of completion method, measured by comparing direct costs incurred to total estimated direct costs. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In the event that a loss is anticipated on an uncompleted contract, a provision for the estimated loss is made at the time it is determined. Billings on contracts may precede or lag revenues earned, and such differences are reported in the balance sheet as current liabilities (accrued liabilities) and current assets (unbilled revenues), respectively. Customers do not routinely return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. We have established an allowance for returns based upon historical trends.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01) in November 2003. EITF 03-01 provides guidance on other-than-temporary impairments and its application to debt and equity investments and applies to investments in debt and marketable securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." EITF 03-01 requires additional disclosure of investments with unrealized losses. The requirements are effective for fiscal years ending after December 15, 2003 and accordingly we have reflected those expanded disclosures in note 6 to our consolidated financial statements.

     The Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132R) in December 2003. SFAS No. 132R requires additional disclosure regarding certain aspects of pension plans including, but not limited to, asset and investment strategy, expected employer contributions and expected benefit payments. The disclosure requirements of SFAS No. 132R are effective for financial statements of periods ending after December 15, 2003 and accordingly we have reflected those expanded disclosures in note 11 to our consolidated financial statements.

FACTORS AFFECTING OUR OPERATING RESULTS

OUR BUSINESS IS CYCLICAL AND IS AFFECTED BY INDUSTRIAL ECONOMIC CONDITIONS, AND OVER THE PAST SEVERAL YEARS WE EXPERIENCED SUBSTANTIALLY REDUCED DEMAND FOR OUR PRODUCTS.

     Many of the end-users of our products are in highly cyclical industries, such as general manufacturing and construction, that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general economic conditions and other factors beyond our control. Since the fourth quarter of fiscal 2001, for example, we experienced significantly reduced demand for our products, generally as a result of the global economic slowdown, and more specifically as a result of the dramatic decline in capital goods spending in the industries in which our end-users operate. These lower levels of demand resulted in a 24% decline in net sales from fiscal 2001 to fiscal 2004, from approximately $586.2 million to approximately $444.6 million. This decline in net sales resulted in a 55% decline in our income from operations during the same period. In addition, our fiscal 2002 annual price increase implementation, scheduled for December 2001, was delayed for eight months due to weak economic conditions. During fiscal 2004, we began to see stabilization and modest improvement in sales and operating profitability in the latter half of the year.

     If there is further deterioration in the general economy or in the industries we serve, our business, results of operations and financial condition could be further adversely affected. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.

IF DEMAND FOR OUR PRODUCTS DETERIORATES FURTHER, THE COST SAVING EFFORTS WE HAVE IMPLEMENTED MAY NOT BE SUFFICIENT TO ACHIEVE THE BENEFITS WE EXPECT.

     In fiscal 2004, we continued our facility rationalization and Lean manufacturing programs in an ongoing effort to reduce our cost structure. If the economy does not continue to improve or deteriorates further, our sales could continue to decline. If sales are lower than our expectations, our cost saving programs may not achieve the benefits we expect. We may be forced to take additional cost savings steps that could result in additional charges and materially affect our ability to compete or implement our business strategies.

WE RELY IN LARGE PART ON INDEPENDENT DISTRIBUTORS FOR SALES OF OUR PRODUCTS.

     We depend on  independent  distributors  to sell our  products  and provide service and aftermarket support to our customers. Distributors play a significant role in determining which of our products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. We do not have written agreements with our distributors located in the United States. The loss of a substantial number of these distributors or an increase in the distributors' sales of our competitors' products to our ultimate customers could materially reduce our sales and profits.

WE ARE SUBJECT TO CURRENCY FLUCTUATIONS FROM OUR INTERNATIONAL SALES.

     Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $124.8 million in fiscal year 2004) is generated in foreign currencies, including principally the euro and the Canadian dollar, while a portion of the costs incurred to generate those revenues are incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations may impact our financial performance in the future.

OUR INTERNATIONAL OPERATIONS POSE CERTAIN RISKS THAT MAY ADVERSELY IMPACT SALES AND EARNINGS.

     We have operations and assets located outside of the United States, primarily in Canada, Mexico, Germany, the United Kingdom, Denmark, France and China. In addition, we import a portion of our hoist product line from China and Japan, and sell our products to distributors located in approximately 50 countries. In fiscal year 2004, approximately 36% of our net sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

     Part of our strategy is to expand our worldwide market share and reduce costs by strengthening our international distribution capabilities and sourcing basic components in foreign countries, in particular in Mexico and China. Implementation of this strategy may increase the impact of the risks described above, and we cannot assure you that such risks will not have an adverse effect on our business, results of operations or financial condition.

OUR BUSINESS IS HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD REDUCE OUR SALES, EARNINGS AND PROFITABILITY.

     The principal markets that we serve within the material handling industry are fragmented and highly competitive. Competition is based primarily on performance, functionality, price, brand recognition, customer service and support, and product availability. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income.

     The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a disadvantage. In addition, some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. If we are unable to compete successfully against other manufacturers of material handling equipment, we could lose customers and our revenues may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets.

IMPROPER USE OF OUR PRODUCTS INVOLVES RISKS OF PERSONAL INJURY AND PROPERTY DAMAGE, WHICH EXPOSES US TO POTENTIAL LIABILITY.

     Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance through a combination of self-insurance retentions and excess insurance coverage. We monitor claims and potential claims of which we become aware and establish accrued liability reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results and financial condition.

OUR OPERATING RESULTS MAY BE AFFECTED BY FLUCTUATIONS IN STEEL PRICES. WE MAY NOT BE ABLE TO PASS ON INCREASES IN RAW MATERIAL COSTS TO OUR CUSTOMERS.

     The principal raw material used in our specialty chain, forging and crane building operations is steel. We utilize approximately $20-$25 million of steel annually in a variety of forms including rod, wire, bar, structural and others. The steel industry as a whole is highly cyclical, and at times pricing can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. Recently, the market price of steel has increased significantly. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions will determine how much of the steel price increases we can pass on to our customers. To the extent we are unable to pass on sufficient price increases to our customers, our profitability could be adversely affected.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM AND THE LOSS OF ANY MEMBER COULD ADVERSELY AFFECT OUR OPERATIONS.

     Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel.

WE ARE SUBJECT TO VARIOUS ENVIRONMENTAL LAWS WHICH MAY REQUIRE US TO EXPEND SIGNIFICANT CAPITAL AND INCUR SUBSTANTIAL COST.

     Our operations and facilities are subject to various federal, state, local and foreign requirements relating to the protection of the environment, including those governing the discharges of pollutants in the air and water, the generation, management and disposal of hazardous substances and wastes and the cleanup  of  contaminated  sites.  We have  made,  and  will  continue  to make, expenditures to comply with such requirements. Violations of, or liabilities under, environmental laws and regulations, or changes in such laws and regulations (such as the imposition of more stringent standards for discharges into the environment), could result in substantial costs to us, including operating costs and capital expenditures, fines and civil and criminal sanctions, third party claims for property damage or personal injury, clean-up costs or costs relating to the temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years, and we have remediated contamination at some of our facilities. Over time, we and other predecessor operators of such facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Additional environmental liabilities could exist, including clean-up obligations at these locations or other sites at which materials from our operations were disposed, which could result in substantial future expenditures that cannot be currently quantified and which could reduce our profits or have an adverse effect on our financial condition.

WE COULD PURSUE SELECTED DIVESTITURES WHICH WOULD IMPACT FUTURE SALES, OPERATING RESULTS, FINANCIAL POSITION AND CASH FLOWS.

     Our strategy is to exit businesses that (i) are not integrated, either operationally or through sales and marketing, with the rest of our Company; (ii) have market channels and customers different from the business of our core Products segment; (iii) are not designated as recipients of significant investment of corporate resources in the foreseeable future; or (iv) have had, and are expected to continue to have, low returns on our investment of financial and management resources. For example, in fiscal 2004, we sold our Positech and Lister Chain & Forge businesses and in fiscal 2003, we sold our ASI and LICO Steel businesses after determining that they did not meet our criteria for continuing investment. We periodically review our businesses and are currently evaluating strategic alternatives for certain of our businesses. In the aggregate, these businesses generated fiscal 2004 sales and EBITDA of $82.4 million and $2.5 million, respectively. Divestiture of some or all of such businesses would affect future sales, operating results, financial position and cash flows.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to various market risks, including commodity prices for raw materials, foreign currency exchange rates and changes in interest rates. We may enter into financial instrument transactions, which attempt to manage and reduce the impact of such changes. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

     Our primary commodity risk is related to changes in the price of steel. We control this risk through negotiating purchase contracts on a consolidated basis and by attempting to build changes in raw material costs into the selling prices of our products. We also evaluate our steel cost increases and assess the need for price increases and surcharges to our customers. We have not entered into financial instrument transactions related to raw material costs.

     In fiscal 2004, approximately 28.1% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, Mexico, China, Denmark, the United Kingdom, France and Germany and sell our products and solutions in over 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies and the Mexican peso. For example, when the U.S. dollar strengthens against the Canadian dollar, the value of our net sales and net income denominated in Canadian dollars decreases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations' net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income. For example, a 10% decline in the rate of exchange between the euro and the U.S. dollar impacts net income by approximately $0.3 million. In addition, the majority of our export sale transactions are denominated in U.S. dollars. Accordingly, we currently have not invested in derivative instruments, such as foreign exchange contracts, to hedge foreign currency transactions.

     We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions as appropriate. At March 31, 2004, we do not have any swap agreements or similar financial instruments in place. At March 31, 2004 and 2003, approximately 95% and 98%, respectively, of our outstanding debt had fixed interest rates, including the effect of an interest rate swap that was in place at March 31, 2003. At those dates, we had approximately $14.3 million and $6.6 million, respectively, of outstanding variable rate debt. A 1% fluctuation in interest rates in fiscal 2003 and 2002 would have changed interest expense on that outstanding variable rate debt by approximately $0.1 million and $0.6 million, respectively.

     Like most industrial manufacturers, we are involved with asbestos-related litigation. In continually evaluating our estimated asbestos-related liability we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions and the number of years such activity might continue. Based on this review, we have estimated our share of the liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

     Our actuaries have estimated our asbestos-related liability to range from $2.8 million to $12.3 million through approximately March 31, 2034. The estimate of our asbestos-related liability that is probable and estimable through 2012 ranges from $2.8-$4.0 million as of March 31, 2004. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. We have concluded that no amount within that range is more likely than any other, and therefore we have reflected $3.0 million as a liability in our consolidated financial statements in accordance with generally accepted accounting principles. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act." Of this amount, we expect to incur asbestos liability payments of approximately $0.2 million over the next 12 months. Because payment of the liability is likely to extend over many years, we believe that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COLUMBUS MCKINNON CORPORATION

Audited Consolidated Financial Statements as of March 31, 2004:
     Report of Independent Registered Public Accounting Firm............     F-2
     Consolidated Balance Sheets........................................     F-3
     Consolidated Statements of Operations..............................     F-4
     Consolidated Statements of Shareholders' Equity....................     F-5
     Consolidated Statements of Cash Flows..............................     F-6
     Notes to Consolidated Financial Statements
        1.    Description of Business...................................     F-7
        2.    Accounting Principles and Practices.......................     F-7
        3.    Discontinued Operations...................................    F-11
        4.    Unbilled Revenues and Excess Billings.....................    F-11
        5.    Inventories...............................................    F-12
        6.    Marketable Securities.....................................    F-12
        7.    Property, Plant, and Equipment............................    F-13
        8.    Goodwill and Intangible Assets............................    F-14
        9.    Accrued Liabilities and Other Non-current Liabilities.....    F-16
        10.   Debt......................................................    F-16
        11.   Retirement Plans..........................................    F-19
        12.   Employee Stock Ownership Plan (ESOP)......................    F-21
        13.   Postretirement Benefit Obligation.........................    F-21
        14.   Earnings per Share and Stock Plans........................    F-22
        15.   Loss Contingencies........................................    F-25
        16.   Restructuring Charges.....................................    F-26
        17.   Income Taxes..............................................    F-27
        18.   Rental Expense and Lease Commitments......................    F-29
        19.   Summary Financial Information.............................    F-30
        20.   Business Segment Information..............................    F-34
        21.   Selected Quarterly Financial Data (unaudited).............    F-36
        22.   Accumulated Other Comprehensive Loss......................    F-37
        23.   Effects of New Accounting Pronouncements..................    F-38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Columbus McKinnon Corporation

     We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


                                             /S/    ERNST & YOUNG LLP

Buffalo, New York
May 12, 2004


                          COLUMBUS MCKINNON CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                        ---------------------------------
                                                                                                    MARCH 31,
                                                                                        ----------------------------------
                                                                                              2004             2003
                                                                                              ----             ----
                                                                                             (IN THOUSANDS, EXCEPT
                                                                                                   SHARE DATA)
                                        ASSETS
Current assets:
     Cash and cash equivalents.........................................................   $     11,101     $      1,943
     Trade accounts receivable, less allowance for doubtful accounts
        ($2,811 and $2,743, respectively)..............................................         84,374           79,335
     Unbilled revenues.................................................................          5,160            8,861
     Inventories.......................................................................         69,119           78,613
     Net assets held for sale..........................................................          2,790            1,800
     Prepaid expenses..................................................................         15,486           10,819
                                                                                        ----------------------------------
Total current assets...................................................................        188,030          181,371
Net property, plant, and equipment.....................................................         58,773           67,295
Goodwill, net..........................................................................        184,994          184,921
Other intangibles, net.................................................................          7,969           10,208
Marketable securities..................................................................         25,355           21,898
Deferred taxes on income...............................................................          6,388           15,245
Other assets...........................................................................          1,854            1,668
                                                                                        ----------------------------------
Total assets...........................................................................   $    473,363     $    482,606
                                                                                        ==================================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks............................................................   $      5,471     $      2,245
     Trade accounts payable............................................................         30,076           28,654
     Accrued liabilities...............................................................         48,416           36,540
     Restructuring reserve.............................................................            561            2,331
     Current portion of long-term debt.................................................          2,205           15,213
                                                                                        ----------------------------------
Total current liabilities..............................................................         86,729           84,983
Senior debt, less current portion......................................................        121,603           99,123
Subordinated debt......................................................................        164,131          199,734
Other non-current liabilities..........................................................         37,922           46,059
                                                                                        ----------------------------------
Total liabilities......................................................................        410,385          429,899
Shareholders' equity:
     Voting common stock; 50,000,000 shares authorized;
            14,896,172 shares issued...................................................            149              149
     Additional paid-in capital........................................................        103,914          104,412
     Accumulated deficit...............................................................        (25,354)         (26,547)
     ESOP debt guarantee; 319,802 and 356,851 shares...................................         (5,116)          (5,709)
     Unearned restricted stock; 24,096 and 38,997 shares...............................            (39)            (208)
     Accumulated other comprehensive loss..............................................        (10,576)         (19,390)
                                                                                        ----------------------------------
Total shareholders' equity.............................................................         62,978           52,707
                                                                                        ----------------------------------
Total liabilities and shareholders' equity.............................................   $    473,363     $    482,606
                                                                                        ==================================


                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     -----------------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                     -----------------------------------------------------------
                                                                            2004               2003               2002
                                                                            ----               ----               ----
                                                                                          (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE DATA)

Net sales...........................................................    $     444,591      $     453,320      $     480,028
Cost of products sold...............................................          339,745            345,986            359,551
                                                                     -----------------------------------------------------------
Gross profit........................................................          104,846            107,334            120,477
Selling expenses....................................................           48,331             47,400             43,522
General and administrative expenses.................................           25,026             26,611             28,245
Restructuring charges...............................................            1,239              3,697              9,569
Write-off/amortization of intangibles...............................              383              4,246             11,013
                                                                     -----------------------------------------------------------
Income from operations..............................................           29,867             25,380             28,128
Interest and debt expense...........................................           28,856             32,008             29,381
Other (income) and expense, net.....................................           (4,191)            (2,149)             2,464
                                                                     -----------------------------------------------------------
Income (loss) from continuing operations before
   income tax expense and cumulative effect of
   accounting change................................................            5,202             (4,479)            (3,717)
Income tax expense..................................................            4,009              1,532              2,301
                                                                     -----------------------------------------------------------
Income (loss) from continuing operations before
   cumulative effect of accounting change...........................            1,193             (6,011)            (6,018)
                                                                     -----------------------------------------------------------
Loss from discontinued operations...................................                -                  -             (7,873)
Loss on disposition of discontinued operations......................                -                  -           (121,475)
                                                                     -----------------------------------------------------------
Total loss from discontinued operations.............................                -                  -           (129,348)
                                                                     -----------------------------------------------------------
Net income (loss) before cumulative effect of
   accounting change................................................            1,193             (6,011)          (135,366)
Cumulative effect of change in accounting principle.................                -             (8,000)                 -
                                                                     -----------------------------------------------------------
Net income (loss)...................................................    $       1,193      $     (14,011)     $    (135,366)
                                                                     ===========================================================


Average basic shares outstanding....................................           14,553             14,496             14,414
Average diluted shares outstanding..................................           14,554             14,496             14,414
Basic and diluted (loss) income per share:
     Income (loss) from continuing operations.......................    $       0.08       $      (0.42)      $      (0.41)
     Loss from discontinued operations..............................               -                  -              (0.55)
     Loss on disposition of discontinued operations.................               -                  -              (8.43)
     Cumulative effect of accounting change.........................               -              (0.55)                 -
                                                                     -----------------------------------------------------------
     Basic and diluted income (loss) per share......................    $       0.08       $      (0.97)      $      (9.39)
                                                                     ===========================================================



                             See accompanying notes.


                          COLUMBUS MCKINNON CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                      COMMON     ADDI-      RETAINED                            ACCUMULATED
                                      STOCK      TIONAL     EARNINGS      ESOP      UNEARNED       OTHER         TOTAL
                                      ($.01     PAID-IN   (ACCUMULATED    DEBT     RESTRICTED  COMPREHENSIVE  SHAREHOLDERS'
                                    PAR VALUE)  CAPITAL     DEFICIT)   GUARANTEE     STOCK     INCOME (LOSS)     EQUITY
                                    ---------------------------------------------------------------------------------------
Balance at March 31, 2001..........   $    149   $105,418   $ 124,806   $   (7,527)  $   (955)   $    (14,027)  $ 207,864
Comprehensive loss:
Net loss 2002......................          -          -    (135,366)           -          -               -    (135,366)
Change in foreign currency
  translation adjustment...........          -          -           -            -          -             216         216
Net unrealized gain on
investments, net                             -          -           -            -          -           2,168       2,168
  of tax expense of $1,445.........
Net unrealized loss on derivatives
  qualifying as hedges, net of
  tax benefit of $282..............          -          -           -            -          -            (424)       (424)
Change in minimum pension
  liability adjustment, net of
  tax benefit of $1,285............          -          -           -            -          -          (1,927)     (1,927)
                                                                                                                ---------
Total comprehensive loss..........                                                                               (135,333)
Earned 86,939 ESOP shares..........          -       (169)          -        1,013          -               -         844
Earned portion and adjustment of
    restricted shares..............          -       (329)          -            -        541               -         212
Common dividends declared
  $0.14 per share..................          -          -      (1,976)           -          -               -      (1,976)
                                    ---------------------------------------------------------------------------------------
Balance at March 31, 2002..........   $    149   $104,920   $ (12,536)  $   (6,514)  $   (414)   $    (13,994)  $  71,611
Comprehensive loss:
Net loss 2003......................          -          -     (14,011)           -          -               -     (14,011)
Change in foreign currency
  Translation adjustment...........          -          -           -            -          -           7,453       7,453
Net unrealized loss on
investments, net                             -          -           -            -          -          (2,411)     (2,411)
  of tax benefit of $1,564.........
Net change in unrealized loss
  on derivatives qualifying as
  hedges, net of tax of $155.......          -          -           -            -          -             233         233
Change in minimum pension
  liability adjustment, net of
  tax benefit of $7,115............          -          -           -            -          -         (10,671)    (10,671)
                                                                                                                ---------
Total comprehensive loss..........                                                                                (19,407)
Earned 61,003 ESOP shares..........          -       (464)          -          805          -               -         341
Earned portion and adjustment of
    restricted shares..............          -        (44)          -            -        206               -         162
                                    ---------------------------------------------------------------------------------------
Balance at March 31, 2003..........   $    149   $104,412   $ (26,547)  $   (5,709)  $   (208)   $    (19,390)  $  52,707
Comprehensive income:
Net income 2004....................          -          -       1,193            -          -               -       1,193
Change in foreign currency
  translation adjustment...........          -          -           -            -          -           6,389       6,389
Net unrealized gain on
investments, net                             -          -           -            -          -           1,706       1,706
  of tax benefit of $918...........
Net change in unrealized loss
  on derivatives qualifying as
  hedges, net of tax of $127.......          -          -           -            -          -             191         191
Change in minimum pension
  liability adjustment, net of
  tax benefit of $352..............          -          -           -            -          -             528         528
                                                                                                                ---------
Total comprehensive income........                                                                                 10,007
Earned 37,049 ESOP shares..........          -       (393)          -          593          -               -         200
Earned portion and adjustment of
    restricted shares..............          -       (105)          -            -        169               -          64
                                    ---------------------------------------------------------------------------------------
Balance at March 31, 2004..........   $    149   $103,914   $ (25,354)  $   (5,116)  $    (39)   $    (10,576)  $  62,978
                                    =======================================================================================


                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          --------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                          --------------------------------------------------
                                                                                 2004             2003           2002
                                                                                 ----             ----           ----
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss) from continuing operations.............................    $      1,193      $    (6,011)    $  (6,018)
Adjustments to reconcile net income (loss) from continuing    operations
to net cash provided by operating activities:
     Depreciation and amortization.......................................          10,126           14,803        22,462
     Deferred income taxes...............................................           6,413             (713)          166
     Loss on divestitures................................................           3,875            1,357             -
     (Gain) loss on sale of real estate/investments......................          (5,143)          (1,949)        2,757
     Gain on early retirement of 2008 bonds..............................          (5,590)               -             -
     Amortization/write-off of deferred financing costs..................           6,613            3,696             -
     Other...............................................................              67           (1,045)        2,177
     Changes in operating assets and liabilities
        net of effects of business divestitures:
          Trade accounts receivable and  unbilled revenues...............           1,140           (1,214)       14,644
          Inventories....................................................           8,351           11,379        18,876
          Prepaid expenses...............................................          (1,332)          (2,891)       (1,276)
          Other assets...................................................            (181)           3,915         1,328
          Trade accounts payable.........................................            (976)          (4,820)        3,677
          Accrued and non-current liabilities............................           1,813           (2,328)       (8,996)
                                                                          --------------------------------------------------
Net cash provided by operating activities of continuing operations.......          26,369           14,179        49,797
                                                                          --------------------------------------------------
INVESTING ACTIVITIES:
Sale (purchase) of marketable securities, net............................             110             (672)       (1,794)
Capital expenditures.....................................................          (3,619)          (5,040)       (4,753)
Proceeds from sale of businesses.........................................           4,015           17,262           890
Proceeds from sale of property, plant, and equipment.....................             387                -         1,750
Proceeds from net assets held for sale...................................           3,376            4,418         2,280
                                                                          --------------------------------------------------
Net cash provided by (used in) investing activities of continuing
   operations............................................................           4,269           15,968        (1,627)
                                                                          --------------------------------------------------
FINANCING ACTIVITIES:
Payments under revolving line-of-credit agreements.......................        (332,218)        (282,211)     (167,300)
Borrowings under revolving line-of-credit agreements.....................         325,326          249,081       123,622
Repayment of debt........................................................        (125,764)          (1,395)       (3,047)
Proceeds from issuance of long-term debt.................................         115,000                -             -
Payment of deferred financing costs......................................          (4,432)          (8,188)         (794)
Dividends paid ..........................................................               -                -        (1,976)
Change in ESOP debt guarantee............................................             593              805         1,013
                                                                          --------------------------------------------------
Net cash used in financing activities of continuing operations...........         (21,495)         (41,908)      (48,482)
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................              15              132          (306)
                                                                          --------------------------------------------------
Net cash (used in) provided by continuing operations.....................           9,158          (11,629)         (618)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS...................               -              504          (329)
                                                                          --------------------------------------------------
Net change in cash and cash equivalents..................................           9,158          (11,125)          947
Cash and cash equivalents at beginning of year...........................           1,943           13,068        14,015
                                                                          --------------------------------------------------
Cash and cash equivalents at end of year.................................    $     11,101      $     1,943     $  13,068
                                                                          ==================================================
Supplementary cash flows data:
     Interest paid.......................................................    $     30,002      $    30,867     $  29,887
     Income taxes (received) paid........................................    $     (9,683)     $    (4,197)    $   3,262



                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


1.   DESCRIPTION OF BUSINESS

Columbus McKinnon Corporation (the Company) is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, chain and forged attachments. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets. During fiscal 2004, approximately 64% of sales were to customers in the United States. The operations of Automatic Systems, Inc. (ASI) have been reflected as a discontinued operation and as more fully described in Note 3, the consolidated financial statements for all periods presented have been restated to reflect this change.


2.   ACCOUNTING PRINCIPLES AND PRACTICES


   ADVERTISING

      Costs associated with advertising are expensed in the year incurred and are included in selling expense in the statement of operations. Advertising expenses were $2,406,000, $2,932,000, and $2,531,000 in fiscal 2004, 2003, and
2002, respectively.

   CASH AND CASH EQUIVALENTS

      The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

   CONCENTRATIONS OF LABOR

     Approximately 24% of the Company's employees are represented by seven separate domestic and Canadian collective bargaining agreements which terminate at various times between July 2004 and March 2008. Approximately 0.4% of the labor force is covered by a collective bargaining agreement that will expire within one year.

   CONSOLIDATION

      These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated.

   DERIVATIVES AND FINANCIAL INSTRUMENTS

      Derivative instruments held by the Company that have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements are designated as hedges. Accordingly, gains and losses from changes in derivatives fair values are deferred until the underlying transaction occurs at which point they are then recognized in the statement of operations. When derivatives are not designated as hedges, the gains and losses from changes in fair value are recorded currently in the statement of operations. All derivates are carried at fair value in the balance sheet. The fair values of derivatives are determined by reference to quoted market prices. The Company's use of derivative instruments has historically been limited to cash flow hedges of certain interest rate risks.

      The carrying value of the Company's current assets and current liabilities approximate their fair values based upon the relatively short maturity of those instruments. For the fair value of the Company's marketable securities and debt instruments, see Notes 6 and 10, respectively.

                          COLUMBUS MCKINNON CORPORATION

   FOREIGN CURRENCY TRANSLATIONS

      The Company translates foreign currency financial statements as described in Financial Accounting Standards (FAS) No. 52. Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive income (loss) in the shareholders' equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business. Gains and losses from foreign currency transactions are reported in other (income) and expense, net. There was an approximate $0.6 and $0.8 million loss on transactions with foreign subsidiaries in fiscal 2004 and fiscal 2003, respectively. The amount for fiscal 2002 was not significant.

   GOODWILL

      On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but reviewed for impairment on an annual basis, or more frequently if indicators of impairment exist, at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

      Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company's reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131. The Products and Solutions segments were each subdivided into three reporting units. As a result of adopting SFAS No. 142, the Company ceased amortization of goodwill beginning April 1, 2002. See Note 8 for further discussion of goodwill and intangible assets.

   INVENTORIES

      Inventories  are  valued  at  the  lower  of  cost  or  market.   Cost  of
approximately 55% of inventories at March 31, 2004 (56% in 2003) has been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost.

   MARKETABLE SECURITIES

      All of the Company's marketable securities, which consist of equity securities and corporate and governmental obligations, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss within shareholders' equity unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the statement of operations within other income and expense, net. Estimated fair value is based on published trading values at the balance sheet dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in other income and expense, net in the consolidated statements of operations.

      The marketable securities are carried as long-term assets since they are held for the settlement of a portion of the Company's general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.

                          COLUMBUS MCKINNON CORPORATION

   NET ASSETS HELD FOR SALE

      At March 31, 2004 and 2003, net assets held for sale includes $2,790,000 and $1,800,000, respectively, as the carrying value of closed and vacated facilities which are currently for sale.

   PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment--15 to 40 years; machinery and equipment--3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results.

   RECLASSIFICATION

      Certain prior year amounts have been reclassified to conform to the current year presentation.

   RELATED PARTY TRANSACTIONS

      The Company entered into a consulting agreement with the Chairman of the Board of Directors on October 1, 2002. The agreement provided compensation at a monthly rate of $23,750 through January 2003, at which point the arrangement was terminated.

   RESEARCH AND DEVELOPMENT

      Research and development costs as defined in FAS No. 2, for the years ended March 31, 2004, 2003 and 2002 were $1,625,000, $1,239,000 and $1,328,000, respectively and are classified as general and administrative expense in the statement of operations.

   REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

      Sales are recorded when title passes to the customer which is generally at time of shipment to the customer, except for long-term construction contracts as described below. The Company performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted. The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. The Company has established an allowance for returns based upon historical trends.

      The  Company   recognizes   contract  revenues  under  the  percentage  of
completion method, measured by comparing direct costs incurred to total estimated direct costs. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In the event that a loss is anticipated on an uncompleted contract, a provision for the estimated loss is made at the time it is determined. Billings on contracts may precede or lag revenues earned, and such differences are reported in the balance sheet as current liabilities (accrued liabilities) and current assets (unbilled revenues), respectively.

                          COLUMBUS MCKINNON CORPORATION

   SHIPPING AND HANDLING COSTS

      Shipping and handling costs are a component of cost of products sold.

   STOCK BASED EMPLOYEE COMPENSATION

      At March 31, 2004, the Company has two stock-based employee compensation plans in effect, which are described more fully in Note 14. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                  -----------------------------------------------
                                                                               YEAR ENDED MARCH 31,
                                                                  -----------------------------------------------
                                                                         2004            2003           2002
                                                                  -----------------------------------------------
  Net income (loss), as reported..............................     $     1,193     $   (14,011)    $  (135,366)
     Deduct: Total stock based employee compensation
     expenses determined under fair value based method
     for all awards, net of related tax effects...............            (504)         (1,019)         (1,331)
                                                                  -----------------------------------------------
     Net income (loss), pro forma.............................     $       689     $   (15,030)    $  (136,697)
                                                                  ===============================================

  Basic and diluted income (loss) per share:
     As reported..............................................     $      0.08     $     (0.97)    $      (9.39)
                                                                  ===============================================
     Pro forma................................................     $      0.05     $     (1.04)    $      (9.48)
                                                                  ===============================================

   USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   WARRANTIES

      The Company offers warranties for certain of the products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. The Company generally provides a basic limited warranty, including parts and labor for any product deemed to be defective for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that the product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim.

      Changes in the Company's product warranty accrual are as follows:

                                                       -------------------------
                                                                  MARCH 31,
                                                       -------------------------
                                                          2004          2003
                                                          ----          ----
          Balance at beginning of year................ $     482     $     567
          Accrual for warranties issued...............     2,634         2,172
          Warranties settled..........................    (2,227)       (2,257)
                                                       ------------------------
          Balance at end of year...................... $     889     $     482
                                                       =======================

                          COLUMBUS MCKINNON CORPORATION

3.   DISCONTINUED OPERATIONS

      In May 2002, the Company sold substantially all of the assets of ASI. The ASI business was the principal business unit in the Company's former Solutions - Automotive segment. The Company received $20,600,000 in cash and an 8% subordinated note in the principal amount of $6,800,000 which is payable over 10 years. The note has been recorded at the estimated net realizable value. The measurement date for this discontinued operation was January 21, 2002. Accordingly, the impact of the prospective transaction has been recorded in fiscal 2002. The Company recorded an after-tax loss of $121,475,000 or $8.43 per diluted share and reflected ASI as a discontinued operation in the fourth quarter of fiscal 2002. The impairment loss included closing costs from the transaction and estimated operating losses of the discontinued operation from April 1, 2002 through May 10, 2002, the date of the sale. The impairment loss was due primarily to the write-off of $104,000,000 of goodwill and a $17,475,000 loss related to the write-off of the remaining net assets in excess of the selling price. The consolidated financial statements and related notes for all periods presented have been restated, where applicable, to reflect the ASI business as a discontinued operation.

      In accordance with Emerging Issues Task Force (EITF) 87-24, "Allocation of Interest to Discontinued Operations," the Company allocated interest to the discontinued operations based upon the net principal amount of debt that was paid down with the proceeds from the sale of such operation. This resulted in an interest allocation of approximately $905,000 for the year ended March 31, 2002.

      Operating results of discontinued operations were as follows:

                                                                             ---------------
                                                                                 MARCH 31,
                                                                             ---------------
                                                                                    2002
                                                                             ---------------
     Net revenue............................................................ $    137,070
                                                                             ---------------
     Loss before income taxes...............................................       (9,350)
     Income tax benefit.....................................................       (1,477)
                                                                             ---------------
     Loss from operations of discontinued business..........................       (7,873)
     Loss on disposal of business (net of tax benefit of $9,464)............     (121,475)
                                                                             ---------------
     Loss from discontinued operations...................................... $   (129,348)
                                                                             ===============
     Diluted loss per share from discontinued operations.................... $      (8.98)
                                                                             ===============


4.   UNBILLED REVENUES AND EXCESS BILLINGS

                                                       -------------------------
                                                              MARCH 31,
                                                       -------------------------
                                                           2004         2003
                                                           ----         ----
          Costs incurred on uncompleted contracts......$   23,891    $   29,532
          Estimated earnings...........................      8,339        9,016
                                                       -------------------------
          Revenues earned to date......................     32,230       38,548
          Less billings to date........................     27,681       29,980
                                                       -------------------------
                                                       $    4,549    $    8,568
                                                       =========================

The net amounts above are included in the consolidated balance sheets under the following captions:

                                                       -------------------------
                                                               MARCH 31,
                                                       -------------------------
                                                           2004         2003
                                                           ----         ----
     Unbilled revenues................................ $    5,160    $    8,861
     Accrued liabilities..............................       (611)         (293)
                                                       -------------------------
                                                       $    4,549    $    8,568
                                                       =========================

                          COLUMBUS MCKINNON CORPORATION

5.   INVENTORIES

      Inventories consisted of the following:

                                                 ----------------------------
                                                           MARCH 31,
                                                 ----------------------------
                                                      2004          2003
                                                      ----          ----
     At cost--FIFO basis:
          Raw materials.......................   $   34,657    $   42,707
          Work-in-process.....................       10,169        10,361
          Finished goods......................       31,205        33,072
                                                 ---------------------------
                                                     76,031        86,140
     LIFO cost less than FIFO cost............       (6,912)       (7,527)
                                                 ---------------------------
     Net inventories..........................   $   69,119    $   78,613
                                                 ===========================


6.   MARKETABLE SECURITIES

      Marketable securities are held for the settlement of a portion of the Company's general and products liability insurance claims filed through the Company's subsidiary, CM Insurance Company, Inc. (see Notes 2 and 15).



      The following is a summary of available-for-sale securities at March 31, 2004:
                                                 GROSS        GROSS    ESTIMATED
                                               UNREALIZED  UNREALIZED    FAIR
                                      COST       GAINS       LOSSES      VALUE
                                   ---------------------------------------------
     Government securities........ $   6,874   $     440   $       -   $   7,314
     Equity securities............    16,383       1,929         271      18,041
                                   ---------------------------------------------
                                   $  23,257   $   2,369   $     271   $  25,355
                                   =============================================

      As of March 31, 2004, in accordance with FAS No. 115, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $110,000 for the year ended March 31, 2004, classified within other (income) and expense, net. The above schedule reflects the reduced cost bases.

      The aggregate fair value of investments and unrealized losses on available for sale securities in an unrealized loss position at March 31, 2004 are as follows:

                                                 AGGREGATE       UNREALIZED
                                                 FAIR VALUE        LOSSES
                                                 ------------------------------

      Equity securities in a loss
        position for less than 12 months         $    2,153     $      137
      Equity securities in a loss
        position for more than 12 months              2,154            134
                                                 ------------------------------
                                                 $    4,307     $      271
                                                 ==============================

      The net gain or (loss) related to sales of marketable  securities  totaled
$1,861,000  $(478,000),   and  $(3,909,000)  in  fiscal  2004,  2003  and  2002,
respectively.

                          COLUMBUS MCKINNON CORPORATION

      The following is a summary of available-for-sale securities at March 31, 2003:
                                                 GROSS       GROSS     ESTIMATED
                                              UNREALIZED  UNREALIZED      FAIR
                                     COST        GAINS      LOSSES       VALUE
                                   ---------------------------------------------
     Government securities.........$   7,379   $     483   $       -   $   7,862
     Equity securities.............   15,045         152       1,161      14,036
                                   ---------------------------------------------
                                   $  22,424   $     635   $   1,161   $  21,898
                                   =============================================

      As of March 31, 2003, in accordance with FAS No. 115, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $2,189,000 for the year ended March 31, 2003, classified within other (income) and expense, net. The above schedule reflects the reduced cost bases.

     The amortized cost and estimated fair value of debt and equity securities at March 31, 2004, by contractual maturity, are shown below:

                                                                   ESTIMATED
                                                                     FAIR
                                                      COST          VALUE
                                                   -------------------------
                                                          (IN THOUSANDS)
     Due in one year or less.................      $    2,293     $    2,293
     Due in one to five years................           1,507          1,594
     Due in five to ten years................           2,153          2,388
     Due after ten years.....................             921          1,039
                                                   -------------------------
                                                        6,874          7,314
     Equity securities.......................          16,383         18,041
                                                   -------------------------
                                                   $   23,257     $   25,355
                                                   =========================

      Net unrealized gain or loss included in the balance sheet amounted to a $2,098,000 gain at March 31, 2004 and a $526,000 loss at March 31, 2003. The amounts, net of related income taxes of $734,000 and $(184,000) at March 31, 2004 and 2003, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders' equity.


7.   PROPERTY, PLANT, AND EQUIPMENT

      Consolidated property, plant, and equipment of the Company consisted of the following:

                                                           ---------------------
                                                                 MARCH 31,
                                                           ---------------------
                                                              2004        2003
                                                              ----        ----
     Land and land improvements..........................  $   5,554   $   5,745
     Buildings...........................................     32,541      34,036
     Machinery, equipment, and leasehold improvements....     96,809     103,782
     Construction in progress............................      1,509       3,033
                                                           ---------------------
                                                             136,413     146,596
     Less accumulated depreciation.......................     77,640      79,301
                                                           ---------------------
     Net property, plant, and equipment..................  $  58,773   $  67,295
                                                           =====================

      Depreciation   expense  from   continuing   operations   was   $9,743,000,
$10,557,000,  and $11,449,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

                          COLUMBUS MCKINNON CORPORATION

8.   GOODWILL AND INTANGIBLE ASSETS

      As discussed in Note 2, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but reviewed for impairment on an annual basis, or more frequently if indicators of impairment exist, at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

      Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company's reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131. The Products and Solutions segments were each subdivided into three reporting units.

      Upon the adoption of SFAS No. 142 in the second quarter of fiscal 2003, the Company recorded a one-time, non-cash charge of $8,000,000 to reduce the carrying value of its goodwill as of April 1, 2002. Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. The impairment charge was related to the Cranebuilder reporting unit in the Products segment and the Univeyor reporting unit in the Solutions segment. In relation to the initial adoption of SFAS No. 142, goodwill was allocated amongst the reporting units so that goodwill was allocated to the units that benefited from the acquisitions. The Company will record any future impairment charges as a component of operating income.

      During the fourth quarter of fiscal 2003, the Company performed its annual impairment review and recorded an additional charge of $4,000,000 resulting from the decline in the fair value of one of its reporting units, which is recorded as a component of operating income in the accompanying consolidated statement of operations as part of write-off/amortization of intangibles.

      The impairment charge is non-cash in nature and does not affect the Company's liquidity or result in non-compliance with respect to any debt covenants contained in the Company's credit facilities.

      No impairment charges were recorded during fiscal 2004.

      A summary of changes in goodwill during the years ended March 31, 2004 and 2003 by business segment is as follows:

                                                              PRODUCTS      SOLUTIONS        TOTAL
                                                             ----------------------------------------
    Balance at March 31, 2002..............................  $  165,295     $   30,360     $  195,655
    Allocation upon adoption of SFAS No. 142...............      24,290        (24,290)             -
    Currency translation...................................       1,266              -          1,266
    Cumulative effect of accounting change.................      (1,930)        (6,070)        (8,000)
    Fourth quarter impairment charge.......................      (4,000)             -         (4,000)
                                                             ----------------------------------------
    Balance at March 31, 2003..............................  $  184,921     $        -     $  184,921
    Currency translation...................................         725              -            725
    Divestitures...........................................        (652)             -           (652)
                                                             ----------------------------------------
    Balance at March 31, 2004..............................  $  184,994     $        -     $  184,994
                                                             ========================================

      No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142.

                          COLUMBUS MCKINNON CORPORATION

      Other intangibles, all subject to amortization with the exception of the intangible assets related to the Company's pension plans, consisted of the following:

                                                                             -------------------------
                                                                                     MARCH 31,
                                                                             -------------------------
                                                                                2004           2003
                                                                                ----           ----
     Gross deferred financing costs......................................... $   14,834     $   10,983
     Accumulated amortization of deferred financing costs...................     (8,613)        (2,610)
                                                                             -------------------------
        Deferred financing costs, net.......................................      6,221          8,373
        Intangible pension assets...........................................      1,320          1,501
        Patents and other, net..............................................        428            334
                                                                             -------------------------
     Other intangibles, net................................................. $    7,969     $   10,208
                                                                             =========================



        During fiscal 2004, the Company incurred approximately $4.4 million of deferred financing costs, of which $3.9 million related to its 10% Senior Secured Notes. The Company wrote off approximately $4.9 million of deferred financing costs related to the former term loan and recorded that charge as interest and debt expense.

      During fiscal 2003, the Company incurred approximately $8.2 million of deferred financing costs, of which $6.3 million related to its refinanced credit facility. The Company wrote off approximately $1.2 million of deferred financing costs related to the former credit facility and recorded that charge as interest and debt expense.

      Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding three years is estimated to be $1,420,000 including $100,000 of amortization reflected on the amortization of intangibles line and $1,320,000 of amortization of deferred financing costs shown on the interest and debt expense line on the statement of operations. Amortization expense for the fourth and fifth succeeding year is estimated to be $1,065,000 and $590,000, respectively, including $100,000 and $0, respectively, of amortization reflected on the amortization of intangibles line and $965,000 and $590,000, respectively, of amortization of deferred financing costs shown on the interest and debt expense line on the statement of operations.

      The following table presents the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred as of April 1, 2001.

                                                                                                YEAR ENDED
                                                                                        ----------------------------
                                                                                              MARCH 31, 2002
                                                                                        ----------------------------
    Reported loss from continuing operations................................................ $        (6,018)
    Goodwill amortization add-back, net of tax..............................................          10,208
                                                                                             ---------------
    Adjusted income from continuing operations.............................................. $         4,190
                                                                                             ===============

    Reported loss from continuing operations per share - basic and diluted.................. $         (0.41)
    Goodwill amortization add-back..........................................................            0.70
                                                                                             ---------------
    Adjusted income from continuing operations per share - basic and diluted................ $          0.29
                                                                                             ===============


                          COLUMBUS MCKINNON CORPORATION

9.   ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

      Consolidated accrued liabilities of the Company consisted the following:

                                                          ----------------------
                                                                MARCH 31,
                                                          ----------------------
                                                            2004         2003
                                                            ----         ----
     Accrued payroll..................................... $  10,188    $  12,033
     Accrued pension cost................................     7,869        4,355
     Interest payable....................................     8,970       10,116
     Accrued workers compensation........................     5,220        4,615
     Accrued income taxes payable........................     4,062            -
     Accrued postretirement benefit obligation...........     2,250            -
     Accrued health insurance............................     2,100        2,080
     Other accrued liabilities...........................     7,757        3,341
                                                          ----------------------
                                                          $  48,416    $  36,540
                                                          ======================


      Consolidated other non-current liabilities of the Company consisted the following:

                                                          ----------------------
                                                                  MARCH 31,
                                                          ----------------------
                                                            2004         2003
                                                            ----         ----
     Accumulated postretirement benefit obligation....... $   5,840    $   9,108
     Accrued general and product liability costs.........    15,930       14,439
     Accrued pension cost................................    14,591       22,037
     Other non-current liabilities.......................     1,561          475
                                                          ----------------------
                                                          $  37,922    $  46,059
                                                          ======================


10.  DEBT

      Consolidated debt of the Company consisted of the following:


                                                                                          ----------------------------
                                                                                                   MARCH 31,
                                                                                          ----------------------------
                                                                                              2004            2003
                                                                                              ----            ----
     Revolving Credit Facility due March 31, 2007........................................ $          -    $     10,232
     Term Loan requiring quarterly payments of $500
        with balance due March 31, 2007..................................................        7,821          32,908
     10% Senior Secured Notes due August 1, 2010  with interest
        payable in semi-annual installments .............................................      115,000               -
     Previous Senior Secured Term Loan repaid and retired July 2003......................            -          70,000
     Other senior debt...................................................................          987           1,196
                                                                                          ----------------------------
     Total senior debt...................................................................      123,808         114,336
     8 1/2% Senior Subordinated Notes due March 31, 2008 with interest payable in semi-annual installments at 8.45% effective rate, recorded
        net of unamortized discount of $169 ($266 at March 31, 2003).....................      164,131         199,734
                                                                                          ----------------------------
     Total...............................................................................      287,939         314,070
     Less current portion................................................................        2,205          15,213
                                                                                          ----------------------------
                                                                                          $    285,734    $    298,857
                                                                                          ============================



      On November 21, 2002, the Company refinanced its credit facilities. The new arrangement consisted of a Revolving Credit Facility, a Term Loan, and a Senior Second Secured Term Loan.

                          COLUMBUS MCKINNON CORPORATION

      The Revolving Credit Facility provides availability up to a maximum of $50 million. Availability based on the underlying collateral at March 31, 2004 amounted to $48.9 million. The unused Revolving Credit Facility totaled $39.7 million, net of outstanding borrowings of $0.0 million and outstanding letters of credit of $9.2 million. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 275 or 150 basis points, respectively, at March, 31, 2004. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

      The Term Loan requires quarterly payments of $500,000 with the balance due at March 31, 2007. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 325 basis points at March, 31, 2004 (4.37%). The Term Loan is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

      On July 22, 2003, the Company issued $115 million of 10% Senior Secured Notes due August 1, 2010. Proceeds from this offering were used for the repayment in full of the Senior Second Secured Term Loan ($66.8 million), the repurchase of $35.7 million of Senior Subordinated Notes at a discount ($30.1 million), the repayment of a portion of the outstanding Revolving Credit Facility ($10.0 million), the repayment of a portion of the Term Loan ($3.9 million), the payment of financing costs ($2.8 million), and the payment of accrued interest ($1.4 million).

      As noted above, the Senior Second Secured Term loan was repaid in its entirety on July 22, 2003. In accordance with the terms of the agreement, since the loan was repaid prior to the first anniversary date, the payment of certain accrued interest was waived. As a result, $1.1 million of accrued interest expense was reversed in fiscal 2004 and is reflected as a reduction of interest expense.

      The redemption of the 8 1/2% Senior Subordinated Notes occurred at a discount resulting in a $5.6 million pre-tax gain on early extinguishment of debt. As a result of the repayment of the Senior Second Secured Term Loan and a portion of the Term Loan and 8 1/2% Senior Subordinated Notes, $4.9 million of pre-tax deferred financing costs were written-off in fiscal 2004. The net effect of these two items, a $0.7 million pre-tax gain, is shown as part of other (income) and expense, net.

      The corresponding credit agreements associated with the Revolving Credit Facility and the Term Loan place certain debt covenant restrictions on the Company including certain financial requirements and a restriction on dividend payments, with which the Company was in compliance as of Mach 31, 2004.

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

      In August 2003, the Company entered into an interest rate swap agreement to convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010. This interest rate swap was considered an ineffective hedge and therefore the change in fair value was recognized in income as a gain. The swap was terminated in January 2004 and a pre-tax gain of $1.9 million was recognized as other income as a result of changes in the fair value of the swap.

                          COLUMBUS MCKINNON CORPORATION

      Provisions of the 8 1/2% Senior Subordinated Notes (8 1/2% Notes) include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 1/2% Notes agreement) to 100% on and after April 1, 2006. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

      Provisions of the 10% Senior Secured Notes (10% Notes) include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 10% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 10% Notes agreement) to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require the Company to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements. The 10% Notes are also secured, in a second lien position, by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

      The carrying amount of the Company's revolving credit facility and term loan approximates the fair value based on current market rates. The Company's Senior Secured Notes and Senior Subordinated Notes have an approximate fair market value of $121,900,000 and $154,442,000, respectively, based on quoted market prices which is less than their aggregate carrying amount of $279,131,000.

      The principal payments scheduled to be made as of March 31, 2004 on the above debt, for the next five annual periods subsequent thereto, are as follows (in thousands):


                2005                           $       2,205
                2006                                   2,182
                2007                                   3,944
                2008                                 164,229
                2009                                      95

                          COLUMBUS MCKINNON CORPORATION

11.  RETIREMENT PLANS

      The Company provides defined benefit pension plans to certain employees. The Company uses December 31 as the measurement date for all of its domestic pension plans. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

                                                                                        ----------------------------
                                                                                                 MARCH 31,
                                                                                        ----------------------------
                                                                                            2004             2003
                                                                                            ----             ----
     Change in benefit obligation:
          Benefit obligation at beginning of year...................................... $    96,562      $    88,181
          Service cost.................................................................       3,921            3,760
          Interest cost................................................................       6,711            6,294
            Actuarial loss.............................................................       7,919            2,606
          Benefits paid................................................................      (4,248)          (4,279)
                                                                                        ----------------------------
          Benefit obligation at end of year............................................ $   110,865      $    96,562
                                                                                        ============================

     Change in plan assets:
          Fair value of plan assets at beginning of year............................... $    65,428      $    72,495
          Actual gain (loss) on plan assets............................................       9,787           (8,366)
          Employer contribution........................................................       9,597            5,578
          Benefits paid................................................................      (4,248)          (4,279)
                                                                                        ----------------------------
          Fair value of plan assets at end of year..................................... $    80,564      $    65,428
                                                                                        ============================

          Funded status ............................................................... $   (30,301)     $   (31,134)
          Unrecognized actuarial loss..................................................      29,829           27,958
          Unrecognized prior service cost..............................................       1,320            1,501
                                                                                        ----------------------------
          Net amount recognized........................................................ $       848      $    (1,675)
                                                                                        ============================

      Amounts recognized in the consolidated balance sheets are as follows:
                                                                                        ----------------------------
                                                                                                MARCH 31,
                                                                                        ----------------------------
                                                                                           2004            2003
                                                                                           ----            ----
          Intangible asset............................................................. $     1,320      $     1,501
          Accrued liabilities..........................................................      (7,869)          (4,008)
          Other non-current liabilities................................................     (14,591)         (22,037)
          Deferred tax effect of accumulated other comprehensive loss..................       8,795            9,148
          Accumulated other comprehensive loss.........................................      13,193           13,721
                                                                                        ----------------------------
          Net amount recognized........................................................ $       848      $    (1,675)
                                                                                        ============================


      Net periodic pension cost included the following components:
                                                                           ----------------------------------------
                                                                                     YEAR ENDED MARCH 31,
                                                                           ----------------------------------------
                                                                              2004           2003           2002
                                                                              ----           ----           ----
     Service costs--benefits earned during the period......................$    3,921     $    3,760     $    4,111
     Interest cost on projected benefit obligation........................      6,711          6,294          6,230
     Expected return on plan assets.......................................     (5,404)        (6,026)        (6,676)
     Net amortization.....................................................      1,978            299            213
                                                                           ----------------------------------------
     Net periodic pension cost............................................ $    7,206     $    4,327     $    3,878
                                                                           ========================================


      The accumulated benefit obligation for all defined benefit plans was $102,528,000 and $91,258,000 as of March 31, 2004 and 2003, respectively.

                          COLUMBUS MCKINNON CORPORATION

      Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:
                                                       ------------------------
                                                              MARCH 31,
                                                       ------------------------
                                                          2004          2003
                                                          ----          ----
          Projected benefit obligation................ $  110,865    $   97,007
          Fair value of plan assets...................     80,564        65,428

      Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:
                                                       ------------------------
                                                               MARCH 31,
                                                       ------------------------
                                                          2004          2003
                                                          ----          ----
          Accumulated benefit obligation.............. $  102,528    $   91,258
          Fair value of plan assets...................     80,564        65,428

      Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

      The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

                                                                                  MARCH 31,
                                                            --------------------------------------------------------
                                                                2004          2003          2002          2001
                                                            --------------------------------------------------------
     Discount rate........................................       6.25%         6.75%         7.25%         7.50%
     Expected long-term rate of return on plan assets.....       8.40          8.50          8.88          8.88
     Rate of compensation increase........................       4.00          4.00          4.00          4.50

      The expected rate of return on plan asset assumptions are determined considering historical averages and real returns on each asset class.

      The Company's retirement plan target and actual asset allocations are as follows:
                                                      MARCH 31,
                                      ------------------------------------------
                                         TARGET                  ACTUAL
                                      ------------        ---------------------
                                          2005               2004       2003
                                      ------------        ---------------------
     Equity securities..............       60                 55%        50%
     Fixed income...................       40                 45         50
                                      ------------        ---------------------
     Total plan assets..............      100%               100%       100%
                                      ============        =====================

      The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the aforementioned objective and produce both absolute and risk adjusted returns competitive with a benchmark that is a blend of the S&P 500 and an aggregate bond fund. The shift to the targeted allocation is the result of some plan assets governed by collective bargaining contracts to be transferred from fixed income into equity securities during fiscal 2005.

      The Company's funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute $7,716,000 to its domestic pension plans in fiscal 2005.

      The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $635,000, $1,430,000 and $1,790,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

                          COLUMBUS MCKINNON CORPORATION

12.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

      The AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" requires that compensation expense for ESOP shares be measured based on the fair value of those shares when committed to be released to employees, rather than based on their original cost. Also, dividends on those ESOP shares that have not been allocated or committed to be released to ESOP participants are not reflected as a reduction of retained earnings. Rather, since those dividends are used for debt service, a charge to compensation expense is recorded. Furthermore, ESOP shares that have not been allocated or committed to be released are not considered outstanding for purposes of calculating earnings per share.

      The obligation of the ESOP to repay borrowings incurred to purchase shares of the Company's common stock is guaranteed by the Company; the unpaid balance of such borrowings, if any, would be reflected in the consolidated balance sheet as a liability. An amount equivalent to the cost of the collateralized common stock and representing deferred employee benefits has been recorded as a deduction from shareholders' equity.

      Substantially all of the Company's domestic non-union employees are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $200,000, $341,000 and $844,000 in fiscal 2004, 2003 and 2002, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any, are recorded as a reduction of retained earnings and are applied toward debt service.

      At  March  31,  2004  and  2003,  836,949  and  941,321  of  ESOP  shares, respectively, were allocated or available to be allocated to participants' accounts. At March 31, 2004 and 2003, 319,802 and 356,851 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

      The fair market value of unearned ESOP shares at March 31, 2004 amounted to $2,450,000.


13.  POSTRETIREMENT BENEFIT OBLIGATION

      The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to certain domestic retirees and their dependents. Prior to the acquisition of this subsidiary, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for certain retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons ("AARP") premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

      The Company's postretirement health benefit plans are not funded. In accordance with FAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following sets forth a reconciliation of benefit obligations and the funded status of the plan:
                                                        ------------------------
                                                               MARCH 31,
                                                        ------------------------
                                                           2004         2003
                                                           ----         ----
     Change in benefit obligation:
          Benefit obligation at beginning of year....   $  13,800    $   12,538
          Service cost...............................          11            13
          Interest cost..............................         869           832
          Actuarial loss.............................       3,692         2,390
          Benefits paid..............................      (2,388)       (1,973)
                                                        ------------------------
             Benefit obligation at end of year.......   $  15,984    $  13,800
                                                        ========================

          Funded status .............................   $ (15,984)   $  (13,800)
          Unrecognized actuarial loss................       7,894         4,845
          Unrecognized prior service gain............           -          (153)
                                                        ------------------------
          Net amount recognized in accrued and
             other non-current liabilities...........   $  (8,090)   $   (9,108)
                                                        ========================

                          COLUMBUS MCKINNON CORPORATION

      Net periodic postretirement benefit cost included the following:

                                                                              --------------------------------------
                                                                                       YEAR ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                 2004          2003          2002
                                                                                 ----          ----          ----
     Service cost--benefits attributed to service during the period.......... $      11     $      13     $      82
     Interest cost...........................................................       869           832           891
     Amortization of prior service gain......................................      (153)         (154)         (807)
     Amortization of plan net losses.........................................       643           209           162
     Curtailment gain........................................................         -             -        (1,307)
                                                                              --------------------------------------
          Net periodic postretirement benefit cost (credit).................. $   1,370     $     900     $    (979)
                                                                              ======================================

      For measurement purposes, healthcare costs were assumed to increase 12.0% in fiscal 2005, grading down over time to 5% in seven years. The discount rate used in determining the accumulated postretirement benefit obligation was 6.25% and 6.75% as of March 31, 2004 and 2003, respectively.

      Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                               ONE PERCENTAGE        ONE PERCENTAGE
                                                                               POINT INCREASE        POINT DECREASE
                                                                           ---------------------------------------------
          Effect on total of service and interest cost components.........          $      43           $     (40)
          Effect on postretirement obligation.............................                803                (728)

      During fiscal 2002, the company closed the Forrest City, Arkansas production facility (see Note 16). As a result of the closure, the size of the workforce reduction resulted in the application of curtailment accounting with respect to the postretirement benefit plan. The curtailment gain resulted from the acceleration of the unrecognized prior service gain.

      On December 28, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was enacted that introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree healthcare benefit plans. In March 2004, the FASB issued Staff Position No FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("FSP No 106-2")," which provides accounting guidance on how to account for the effects of the Act on postretirement plans. The provisions of FSP No. 106-2 are effective for periods beginning after June 15, 2004. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit costs in the Company's financial statements do not reflect the effect of the Act.


14.  EARNINGS PER SHARE AND STOCK PLANS

   EARNINGS PER SHARE

      The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128). Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes any dilutive effects of stock options. The effect of dilutive employee stock options has not been included for the years ended March 31, 2003 and 2002 since this would be antidilutive as a result of the Company's net losses.

                          COLUMBUS MCKINNON CORPORATION

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                      ---------------------------------------------
                                                                                  YEAR ENDED MARCH 31,
                                                                      ---------------------------------------------
                                                                          2004            2003            2002
                                                                          ----            ----            ----
     Numerator for basic and diluted earnings per share:
        Income (loss) from continuing operations..................... $      1,193    $     (6,011)   $     (6,018)
        Total loss from discontinued operations......................            -               -        (129,348)
        Loss from cumulative effect of change in
          accounting principle.......................................            -          (8,000)              -
                                                                      --------------------------------------------
          Net income (loss) ......................................... $      1,193    $    (14,011)   $   (135,366)
                                                                      ============================================

     Denominators:
        Weighted-average common stock outstanding--
          denominator for basic EPS..................................         14,553        14,496          14,414
        Effect of dilutive employee stock options....................              1             -               -
                                                                      --------------------------------------------
        Adjusted weighted-average common stock
          outstanding and assumed conversions--
          denominator for diluted EPS................................         14,554        14,496          14,414
                                                                      ============================================



      The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 12).
   STOCK PLANS

      The Company maintains two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. Options granted under the Non-Qualified and Incentive Plans become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under the Non-Qualified plan may be exercised not earlier than one year from the date such option is granted. Any option granted under the Incentive Plan may be exercised not earlier than one year and not later than 10 years from the date such option is granted.

      A summary of option transactions during each of the three fiscal years in the period ended March 31, 2004 is as follows:
                                                                WEIGHTED-AVERAGE
                                                SHARES           EXERCISE PRICE
                                            ------------------------------------
   Balance at March 31, 2001.............        671,535         $      19.46
      Granted............................        762,000                10.07
      Cancelled..........................        (27,375)               21.06
                                            ------------------------------------
   Balance at March 31, 2002.............      1,406,160         $      14.34
      Cancelled..........................        (94,410)               18.31
                                            ------------------------------------
   Balance at March 31, 2003.............      1,311,750         $      14.05
      Granted............................         45,000                 6.92
      Cancelled..........................       (126,900)               14.28
                                            ------------------------------------
   Balance at March 31, 2004.............      1,229,850         $      13.77
                                            ====================================

      A summary of exercisable and available for grant options is as follows:

                                              ----------------------------------
                                                     YEAR ENDED MARCH 31,
                                              ----------------------------------
                                                 2004         2003        2002
                                                 ----         ----        ----
     Exercisable at end of year..............   851,425      653,887     394,153
     Available for grant at end of year......   752,650      670,750      76,340

                          COLUMBUS MCKINNON CORPORATION

      Exercise prices for options outstanding as of March 31, 2004, ranged from $6.92 to $29.00. The following table provides certain information with respect to stock options outstanding at March 31, 2004:

                                                                                                  WEIGHTED-AVERAGE
                                                    STOCK OPTIONS         WEIGHTED-AVERAGE     REMAINING CONTRACTUAL
           RANGE OF EXERCISE PRICES                  OUTSTANDING           EXERCISE PRICE               LIFE
           ------------------------                  -----------           --------------               ----
           Up to $10.00.....................              683,950           $    9.77                    7.6
          $10.01 to $20.00..................              194,100               14.63                    3.9
          $20.01 to $30.00..................              351,800               21.06                    5.0
                                               -------------------------------------------------------------------------
                                                        1,229,850           $   13.77                    6.2
                                               =========================================================================



      The following table provides certain information with respect to stock options exercisable at March 31, 2004:

                                                STOCK OPTIONS   WEIGHTED-AVERAGE
                   RANGE OF EXERCISE PRICES      OUTSTANDING     EXERCISE PRICE
                   ------------------------      -----------    ----------------
           Up to $10.00.......................     325,213        $      9.95
          $10.01 to $20.00....................     174,412              14.98
          $20.01 to $30.00....................     351,800              21.06
                                                 -----------    ----------------
                                                   851,425        $     15.57
                                                 ===========    ================

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date and the number of options granted is fixed, no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. No options were granted in fiscal 2003. The fair value for issued options in fiscal 2004 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                          YEAR ENDED              YEAR ENDED
                                        MARCH 31, 2004          MARCH 31, 2002
                                       ----------------        ----------------
Assumptions:
   Risk-free interest rate...........        4.5 %                   4.5 %
   Dividend yield--Incentive Plan....        0.0 %                   0.0 %
   Volatility factor.................        0.567                   0.444
   Expected life--Incentive Plan.....      5 years                 5 years

      The weighted-average fair value of options granted in 2004 and 2002 was $3.68 and $4.66 per share, respectively.

                          COLUMBUS MCKINNON CORPORATION

      The Company maintains a Restricted Stock Plan, under which the Company had 49,000 shares reserved for issuance at March 31, 2004 and 2003. The Company charges unearned compensation, a component of shareholders' equity, for the market value of shares, as they are issued. It is then ratably amortized over the restricted period. Grantees who remain continuously employed with the Company become vested in their shares five years after the date of the grant. There were 1,000 shares issued during the year ended March 31, 2003. No shares were issued during the year ended March 31, 2004 or 2002.


15.  LOSS CONTINGENCIES

      GENERAL AND PRODUCT LIABILITY--$15,810,000 of the accrued general and product liability costs which are included in other non-current liabilities at March 31, 2004 ($14,314,000 at March 31, 2003) are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on experience, for losses incurred but not reported. The accrual in these consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry, between 5.27% and 6.63%, to the undiscounted reserves of $19,535,000 and $17,700,000 at March 31, 2004 and 2003, respectively. This liability is funded by investments in marketable securities (see Notes 2 and 6).

      Along with other manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2005.

      Like most industrial manufacturers, the Company is involved in asbestos-related litigation. In continually evaluating its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

                          COLUMBUS MCKINNON CORPORATION

      Our actuaries have estimated our asbestos-related liability to range from $2.8 million to $12.3 million through approximately March 31, 2034. The
Company's estimate of its asbestos-related liability that is probable and estimable through fiscal 2012 ranges from $2.8 million to $4.0 million as of March 31, 2004. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $3.0 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $0.2 million over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.


16.  RESTRUCTURING CHARGES

      The Company has analyzed its global capacity requirements and, as a result, began a series of facility rationalization projects in early fiscal 2002. The decision to close or significantly reorganize the facilities identified was based upon the cost structure of those facilities relative to others within the Company. Production operations were transferred to other facilities within the same reporting segment, to better utilize their available capacity.

      During fiscal 2004, the Company recorded restructuring costs of $1.2 million related to various employee termination benefits and facility costs as a result of the continued closure, merging and reorganization of the Company and completion of the two open projects from fiscal 2003. $0.8 and $0.4 million of these costs are related to the Products and Solutions segments, respectively. Approximately 130 employees were terminated at the various facilities. As of March 31, 2004, the liability consists of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." Currently, we anticipate that our restructuring charges for fiscal 2005 related to these plans to be between $0.4 and $0.7 million strictly related to facility costs. The Company has two facilities that are completely closed and prepared for disposal and are recorded as assets held for sale.

      During fiscal 2003, the Company recorded restructuring costs of $3.7 million related to various employee termination benefits and facility costs as a result of the decision to close, merge or significantly reorganize five manufacturing facilities. Three of the five projects were completed as planned in the fourth quarter of 2003 while two others were completed in the second quarter of fiscal 2004. All of these costs are related to the Products segment, with the exception of approximately $0.1 million. Approximately 215 employees were to be terminated at the various facilities. As of March 31, 2003, approximately one half of the terminations had occurred with the remaining terminations completed in fiscal 2004. The liability as of March 31, 2003 consisted of severance payments and costs associated with the preparation and maintenance of non-operating of facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities".

                          COLUMBUS MCKINNON CORPORATION

      During fiscal 2002, the Company recorded restructuring costs of $9.6 million related to various employee and contractual terminations as a result of the decision to close two manufacturing facilities. All of the costs are related to the Products segment. Included in the restructuring charges was approximately $8.3 million to terminate a facility lease, resulting in the purchase of property with an estimated fair value of approximately $2.3 million which was recorded as an offset to the restructuring charges. The $2.3 million fair value of the property was classified as net assets available for sale as of March 31, 2002. Due to changes in the real estate market and a reassessment of the fair value of the property, the net asset held for sale was adjusted by $0.5 million as a further restructuring charge during fiscal 2003. Approximately 250 employees were to be terminated at the Company's hoist manufacturing facility in Forrest City, Arkansas and chain manufacturing facility in Richmond, British Columbia, Canada when those facilities were closed in the third and fourth quarter of fiscal 2002, respectively. As of March 31, 2002, substantially all of the terminations had occurred and the remaining liability consisted of severance payments and costs associated with the operation of the facilities until disposal. In addition to those facilities, the Company closed, merged or restructured three smaller facilities and three warehouse facilities during fiscal 2002.

      The following provides a reconciliation of the activity related to restructuring reserves:

                                     -------------------------------------------------------------------------------
                                      FISCAL 2002 PROJECTS        FISCAL 2003 PROJECTS       FISCAL 2004      TOTAL
                                     -------------------------------------------------------------------------------
                                     EMPLOYEE       FACILITY     EMPLOYEE      FACILITY      EMPLOYEE
                                      RELATED       CLOSURE       RELATED       CLOSURE       RELATED
                                     -------------------------------------------------------------------------------
     Reserve at March 31, 2001.....  $       -     $       -     $       -     $       -     $       -     $       -
     Fiscal 2002 restructuring
       Charges.....................      2,400         7,169             -             -             -         9,569
     Cash payments.................     (1,750)       (9,170)            -             -             -       (10,920)
     Reclassification to net
       assets held for sale........          -         2,300             -             -             -         2,300
                                     -------------------------------------------------------------------------------
     Reserve at March 31, 2002 ....        650           299             -             -             -           949
     Fiscal 2003 restructuring
       charges.....................          -           857         1,789         1,051             -         3,697
     Cash payments.................       (650)         (296)         (867)           (2)            -        (1,815)
     Write-down of non-operating
       property....................          -          (500)            -             -             -          (500)
                                     -------------------------------------------------------------------------------
     Reserve at March 31, 2003.....  $       -     $     360     $     922     $   1,049     $       -     $   2,331
     Fiscal 2004 restructuring
       charges.....................          -             -          (318)          234         1,323         1,239
     Cash payments.................          -          (151)         (558)       (1,092)       (1,208)       (3,009)
                                     -------------------------------------------------------------------------------
     Reserve at March 31, 2004.....  $       -     $     209     $      46     $     191     $     115     $     561
                                     ===============================================================================


17.  INCOME TAXES

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income tax expense and cumulative effect of accounting change. The sources and tax effects of the difference were as follows:

                                                                            -----------------------------------------
                                                                                      YEAR ENDED MARCH 31,
                                                                            -----------------------------------------
                                                                               2004           2003           2002
                                                                               ----           ----           ----
     Expected tax at 35%................................................... $     1,821    $    (1,568)   $    (1,301)
     State income taxes net of federal benefit.............................         614            715            501
     Nondeductible goodwill write-off/amortization.........................           -          1,398          2,752
     Foreign taxes greater than statutory provision........................         905            632            922
     Benefit of worthless stock deduction..................................     (44,815)             -              -
     Research and development credit.......................................      (1,058)             -         (1,031)
     Valuation allowance...................................................      46,974          1,249              -
     Other.................................................................        (432)          (894)           458
                                                                            -----------------------------------------
     Actual tax provision.................................................. $     4,009    $     1,532    $     2,301
                                                                            =========================================

                          COLUMBUS MCKINNON CORPORATION

      The provision for income tax expense consisted of the following:

                                                                            -----------------------------------------
                                                                                      YEAR ENDED MARCH 31,
                                                                            -----------------------------------------
                                                                                2004           2003           2002
                                                                                ----           ----           ----
     Current income tax expense (benefit):
          United States Federal..........................................   $       147    $    (6,148)   $      (198)
          State taxes....................................................           928          1,099          1,012
          Foreign........................................................         2,779          1,083          1,483
     Deferred income tax expense (benefit):
          United States..................................................           880          5,715           (317)
          Foreign........................................................          (725)          (217)           321
                                                                            -----------------------------------------
                                                                            $     4,009    $     1,532    $     2,301
                                                                            =========================================

      The Company applies the liability method of accounting for income taxes as required by FAS Statement No. 109, "Accounting for Income Taxes." The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                       ------------------------
                                                              MARCH 31,
                                                       ------------------------
                                                          2004           2003
                                                          ----           ----
     Deferred tax assets:
        Net operating loss carryforwards............  $   39,741     $        -
        Employee benefit plans......................       9,629         11,471
        Asset reserves..............................       2,835          5,496
        Insurance reserves..........................       5,022          4,122
        Accrued vacation and incentive costs........       2,090          2,106
        Capital loss carryforwards..................         869          1,249
        Other.......................................       4,607          3,777
        Valuation allowance.........................     (48,223)        (1,249)
                                                      -------------------------
          Gross deferred tax assets                       16,570         26,972
                                                      -------------------------
     Deferred tax liabilities:
        Inventory reserves..........................      (3,577)        (4,264)
        Property, plant, and equipment..............      (4,908)        (5,425)
                                                      -------------------------
          Gross deferred tax liabilities............      (8,485)        (9,689)
                                                      -------------------------
             Net deferred tax assets................  $    8,085     $   17,283
                                                      =========================

      As of March 31, 2004, the Company had federal net operating loss carryforwards of approximately $113,540,000 and capital loss carryforwards of $2,484,000. The net operating loss carryforwards arose in fiscal 2004 primarily as a result of a worthless stock deduction taken on the Company's March 31, 2003 federal income tax return relating to the sale of ASI (see Note 3). If not utilized, these carryforwards will expire in fiscal years 2023 and 2024. The capital losses arose from $1,579,000 of losses on the sale of the Company's marketable securities and a $905,000 loss on the disposition of a subsidiary. Capital loss carryforwards of $1,470,000, $972,000, and $42,000 expire at March 31, 2007, 2008, and 2009, respectively. A valuation allowance of $48,223,000 was recorded at March 31, 2004 due to the uncertainly of whether the Company's operating loss carryforwards, deferred tax assets and capital loss carryforwards may ultimately be realized

      Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:
                                                         -----------------------
                                                                MARCH 31,
                                                         -----------------------
                                                            2004          2003
                                                            ----          ----
     Net current deferred tax asset...................   $   3,662     $   2,038
     Net non-current deferred tax asset...............       6,388        15,245
     Net current deferred tax liability...............        (671)            -
     Net non-current deferred tax liability...........      (1,294)            -
                                                         -----------------------
          Net deferred tax asset......................   $   8,085     $  17,283
                                                         =======================

                          COLUMBUS MCKINNON CORPORATION

      The net current deferred tax asset, net current deferred tax liability, and net non-current deferred tax liability are included in prepaid expenses, accrued liabilities, and other non-current liabilities, respectively.

      Income before income tax expense and cumulative effect of accounting change includes foreign subsidiary income of $3,687,000, $649,000 and $2,436,000 for the years ended March 31, 2004, 2003, and 2002, respectively. As of March 31, 2004, the Company had unrecognized deferred tax liabilities related to approximately $17 million of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.


18.  RENTAL EXPENSE AND LEASE COMMITMENTS

      Rental expense for the years ended March 31, 2004, 2003 and 2002 was $3,594,000, $3,109,000, and $3,225,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2004 under non-cancelable operating leases extending beyond one year (in thousands):


                                                                    VEHICLES AND
     YEAR ENDED MARCH 31,                          REAL PROPERTY      EQUIPMENT          TOTAL
     --------------------                          -------------      ---------          -----
     2005.......................................    $      1,525     $      2,239     $      3,764
     2006.......................................           1,034            1,705            2,739
     2007.......................................             779            1,384            2,163
     2008.......................................             687              952            1,639
     2009.......................................             647              601            1,248


                                       COLUMBUS McKINNON CORPORATION

19.  Summary Financial Information

     The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes and the 8 1/2% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.


As of and for the year ended March 31, 2004:


                                                  Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                               -------------------------------------------------------------------
As of March 31, 2004:                                                    (In thousands)

Current assets:
     Cash..................................... $    6,981    $     (329)   $    4,449    $        -    $   11,101
     Trade accounts receivable and unbilled
        revenues..............................     55,335           (47)       34,246             -        89,534
     Inventories..............................     29,147        18,210        22,734          (972)       69,119
     Net assets held for sale.................      1,800           990             -             -         2,790
     Prepaid expenses.........................      8,383           691         6,412             -        15,486
                                               -------------------------------------------------------------------
        Total current assets..................    101,646        19,515        67,841          (972)      188,030
Net property, plant, and equipment............     26,016        13,718        19,039             -        58,773
Goodwill and other intangibles, net...........     96,114        57,325        39,524             -       192,963
Intercompany balances.........................     41,127       (44,864)      (70,327)       74,064             -
Other non-current assets......................     51,001       198,664        24,134      (240,202)       33,597
                                               -------------------------------------------------------------------
        Total assets.......................... $  315,904    $  244,358    $   80,211    $ (167,110)   $  473,363
                                               ===================================================================

Current liabilities........................... $   44,555    $   13,078    $   29,947    $     (851)   $   86,729
Long-term debt, less current portion..........    284,871             -           863             -       285,734
Other non-current liabilities.................      3,628        10,467        23,827             -        37,922
                                               -------------------------------------------------------------------
        Total liabilities.....................    333,054        23,545        54,637          (851)      410,385
Shareholders' equity..........................    (17,150)      220,813        25,574      (166,259)       62,978
                                               -------------------------------------------------------------------
        Total liabilities and shareholders'
             equity........................... $  315,904    $  244,358    $   80,211    $ (167,110)   $  473,363
                                               ===================================================================



For the Year Ended March 31, 2004:
Net sales..................................... $  226,631    $  114,987    $  124,116    $  (21,143)   $  444,591
Cost of products sold.........................    173,269        94,677        93,785       (21,986)      339,745
                                               -------------------------------------------------------------------
Gross profit..................................     53,362        20,310        30,331           843       104,846
                                               -------------------------------------------------------------------
Selling, general and administrative expenses..     35,046        12,854        25,457             -        73,357
Restructuring charges.........................      1,281             -           (42)            -         1,239
Amortization of intangibles...................        245             3           135             -           383
                                               -------------------------------------------------------------------
Income from operations........................     16,790         7,453         4,781           843        29,867
Interest and debt expense.....................     28,390          (263)          729             -        28,856
Other (income) and expense, net...............        888       (12,573)       (1,456)        8,950        (4,191)
                                               -------------------------------------------------------------------
(Loss) income from continuing operations
   before income tax (benefit) expense........    (12,488)       20,289         5,508        (8,107)        5,202
Income tax (benefit) expense..................     (1,306)        3,181         2,134             -         4,009
                                               -------------------------------------------------------------------
Net (loss) income............................. $  (11,182)   $   17,108    $    3,374    $   (8,107)   $    1,193
                                               ===================================================================




                                                     COLUMBUS McKINNON CORPORATION

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


                                                  Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                               -------------------------------------------------------------------
For the Year Ended March 31, 2004:
Operating activities:
Cash provided by (used in) operating
   activities................................. $   19,359    $   (2,644)   $   18,623    $   (8,969)   $   26,369
Investing activities:
Proceeds from marketable securities, net......          -             -           110             -           110
Capital expenditures..........................     (2,635)         (700)         (284)            -        (3,619)
Proceeds from sale of businesses..............      4,015             -             -             -         4,015
Proceeds from sale of property, plant and
   equipment..................................          -           387             -             -           387
Net assets held for sale......................          -         3,376             -             -         3,376
                                               -------------------------------------------------------------------
Net cash provided by (used in) investing
activities....................................      1,380         3,063          (174)            -         4,269
Financing activities:
Proceeds from issuance of common stock........          -             -           (19)           19             -
Net (payments) borrowings under revolving
   line-of-credit agreements..................     (9,925)            -         3,033             -        (6,892)
Repayment of debt.............................   (115,147)            -       (10,617)            -      (125,764)
Proceeds from issuance of long term debt......    115,000             -             -             -       115,000
Deferred financing costs incurred.............     (4,432)            -             -             -        (4,432)
Dividends paid................................        174             -        (9,124)        8,950             -
Other.........................................        593             -             -             -           593
                                               -------------------------------------------------------------------
Net cash (used in) provided by financing
   activities.................................    (13,737)            -       (16,727)        8,969       (21,495)
Effect of exchange rate changes on cash.......        (78)           72            21             -            15
                                               -------------------------------------------------------------------
Net change in cash and cash equivalents.......      6,924           491         1,743             -         9,158
Cash and cash equivalents at
   beginning of year..........................         57          (820)        2,706             -         1,943
                                               -------------------------------------------------------------------
Cash and cash equivalents at end of year...... $    6,981    $     (329)   $    4,449    $        -    $   11,101
                                               ===================================================================



As of and for the year ended March 31, 2003:

As of March 31, 2003:
Current assets:
     Cash..................................... $       56    $     (829)   $    2,716    $        -    $    1,943
     Trade accounts receivable and unbilled
        revenues..............................     54,255           (81)       34,022             -        88,196
     Inventories..............................     38,126        19,667        21,792          (972)       78,613
     Net assets held for sale.................      1,800             -             -             -         1,800
     Other current assets.....................      5,000         1,439         4,380             -        10,819
                                               -------------------------------------------------------------------
        Total current assets..................     99,237        20,196        62,910          (972)      181,371
Net property, plant, and equipment............     31,761        16,551        18,983             -        67,295
Goodwill and other intangibles, net...........     98,853        57,364        38,912             -       195,129
Intercompany balances.........................     48,807       (75,044)      (47,860)       74,097             -
Other non-current assets......................    207,288       172,822        32,199      (373,498)       38,811
                                               -------------------------------------------------------------------
        Total assets.......................... $  485,946    $  191,889    $  105,144    $ (300,373)   $  482,606
                                               ===================================================================

Current liabilities........................... $   42,193    $    8,613    $   24,763    $     (818)   $   74,751
Long-term debt, less current portion..........    297,690             -        11,399             -       309,089
Other non-current liabilities.................     27,786        14,034         4,239             -        46,059
                                               -------------------------------------------------------------------
        Total liabilities.....................    367,669        22,647        40,401          (818)      429,899
Shareholders' equity..........................    118,277       169,242        64,743      (299,555)       52,707
                                               -------------------------------------------------------------------
        Total liabilities and shareholders
             equity........................... $  485,946    $  191,889    $  105,144    $ (300,373)   $  482,606
                                               ===================================================================




                                                     COLUMBUS McKINNON CORPORATION

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


                                                  Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
For the Year Ended March 31, 2003:             -------------------------------------------------------------------
Net sales..................................... $  231,404    $  124,218    $  116,619    $  (18,921)   $  453,320
Cost of products sold.........................    172,214       102,655        90,015       (18,898)      345,986
                                               -------------------------------------------------------------------
Gross profit..................................     59,190        21,563        26,604           (23)      107,334
                                               -------------------------------------------------------------------
Selling, general and administrative expenses..     36,826        13,853        23,332             -        74,011
Restructuring charges.........................      1,960             -         1,737             -         3,697
Amortization of intangibles...................        242         4,003             1             -         4,246
                                               -------------------------------------------------------------------
Income from operations........................     20,162         3,707         1,534           (23)       25,380
Interest and debt expense.....................     30,957           153           898             -        32,008
Other (income) and expense, net...............       (112)       (1,804)       (1,310)        1,077        (2,149)
                                               -------------------------------------------------------------------
(Loss) income from continuing operations
   before income tax (benefit) expense........    (10,683)        5,358         1,946        (1,100)       (4,479)
Income tax (benefit) expense..................     (3,627)        4,313           855            (9)        1,532
                                               -------------------------------------------------------------------
(Loss) income from continuing operations......     (7,056)        1,045         1,091        (1,091)       (6,011)
Cumulative effect of accounting change........          -        (1,930)       (6,070)            -        (8,000)
                                               -------------------------------------------------------------------
Net loss...................................... $   (7,056)   $     (885)   $   (4,979)   $   (1,091)   $  (14,011)
                                               ===================================================================



For the Year Ended March 31, 2003:
Operating activities:
Cash provided by (used in) operating
   activities................................. $   32,288    $   (7,709)   $   (9,013)   $   (1,387)   $   14,179
Investing activities:
Purchase of marketable securities, net........       (672)            -             -             -          (672)
Capital expenditures..........................     (1,901)         (952)       (2,187)            -        (5,040)
Proceeds from sale of business................      1,108        16,154             -             -        17,262
Net assets held for sale......................          -         4,418             -             -         4,418
                                               -------------------------------------------------------------------
Net cash (used in) provided by investing
   activities.................................     (1,465)       19,620        (2,187)            -        15,968
Financing activities:
Proceeds from issuance of common stock........          -             -            16           (16)            -
Net (payments) borrowings under revolving
   line-of-credit agreements..................    (31,437)      (11,551)        9,858             -       (33,130)
Repayment of debt.............................       (564)            -          (831)            -        (1,395)
Payment of deferred financing costs...........     (7,823)            -          (365)            -        (8,188)
Dividends paid................................        234             -        (1,647)        1,413             -
Other.........................................        805             -             -             -           805
                                               -------------------------------------------------------------------
Net cash (used in) provided by financing
   activities.................................    (38,785)       (11,551)       7,031         1,397       (41,908)
Effect of exchange rate changes on cash.......         (6)            8           140           (10)          132
                                               -------------------------------------------------------------------
Net cash (used in) provided by
   continuing perations.......................     (7,968)          368        (4,029)            -       (11,629)
Net cash provided by discontinued operations..          -           504             -             -           504
                                               -------------------------------------------------------------------
Net change in cash and cash equivalents.......     (7,968)          872        (4,029)            -       (11,125)
Cash and cash equivalents at
   beginning of year..........................      8,024        (1,701)        6,745             -        13,068
                                               -------------------------------------------------------------------
Cash and cash equivalents at end of year...... $       56    $     (829)   $    2,716    $        -    $    1,943
                                               ===================================================================






                                                     COLUMBUS McKINNON CORPORATION

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


For the year ended March 31, 2002:

                                                  Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                               -------------------------------------------------------------------
For the Year Ended March 31, 2002:
Net sales..................................... $  222,957    $  170,265    $  107,944    $  (21,138)   $  480,028
Cost of products sold.........................    164,150       134,031        82,533       (21,163)      359,551
                                               -------------------------------------------------------------------
Gross profit..................................     58,807        36,234        25,411            25       120,477
                                               -------------------------------------------------------------------
Selling, general and administrative expenses..     34,539        17,163        20,065             -        71,767
Restructuring charges.........................      9,416             -           153             -         9,569
Amortization of intangibles...................      2,140         6,461         2,412             -        11,013
                                               -------------------------------------------------------------------
Income from operations........................     12,712        12,610         2,781            25        28,128
Interest and debt expense.....................     28,869             -           512             -        29,381
Other (income) and expense, net...............      4,773        (2,076)         (233)            -         2,464
                                               -------------------------------------------------------------------
Income (loss) from continuing operations
   before income tax expense..................    (20,930)       14,686         2,502            25        (3,717)
Income tax expense............................     (6,838)        7,419         1,710            10         2,301
                                               -------------------------------------------------------------------
(Loss) income from continuing operations......    (14,092)        7,267           792            15        (6,018)
Loss on discontinued operations...............          -        (7,873)            -             -        (7,873)
Loss on disposal of discontinued operations...          -      (121,475)            -             -      (121,475)
                                               -------------------------------------------------------------------
Net (loss) income............................. $  (14,092)   $ (122,081)   $      792    $       15    $ (135,366)
                                               ===================================================================



For the Year Ended March 31, 2002:
Operating activities:
Cash provided by (used in) operating
   activities................................. $   63,500    $  (17,965)   $    5,914    $   (1,652)   $   49,797
Investing activities:
Purchase of marketable securities, net........     (1,794)            -             -             -        (1,794)
Capital expenditures..........................     (6,923)        3,162          (992)            -        (4,753)
Proceeds from sale of business................        890             -             -             -           890
Proceeds from sale of property, plant and
   equipment..................................          -             -         1,750             -         1,750
Net assets held for sale......................          -         2,280             -             -         2,280
                                               -------------------------------------------------------------------
Net cash (used in) provided by investing
   activities.................................     (7,827)        5,442           758             -        (1,627)
Financing activities:
Net (payments) borrowings under revolving
   line-of-credit agreements..................    (56,200)       13,016          (494)            -       (43,678)
Repayment of debt.............................       (851)            -        (2,196)            -        (3,047)
Dividends paid................................     (1,808)            -        (1,820)        1,652        (1,976)
Other.........................................        219             -             -             -           219
                                               -------------------------------------------------------------------
Net cash (used in) provided by financing
   activities.................................    (58,640)       13,016        (4,510)        1,652       (48,482)
Effect of exchange rate changes on cash.......        (26)            -          (280)            -          (306)
                                               -------------------------------------------------------------------
Net cash provided by (used in) continuing
   operations.................................     (2,993)          493         1,882             -          (618)
Net cash used in discontinued operations......          -          (329)            -             -          (329)
                                               -------------------------------------------------------------------
Net change in cash and cash equivalents.......     (2,993)          164         1,882             -          (947)
Cash and cash equivalents at
    beginning of year.........................     11,017        (1,865)        4,863             -        14,015
                                               -------------------------------------------------------------------
Cash and cash equivalents at end of year...... $    8,024    $   (1,701)   $    6,745    $        -    $   13,068
                                               ===================================================================



                          COLUMBUS MCKINNON CORPORATION

20.  BUSINESS SEGMENT INFORMATION

      As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Solutions segment sells engineered material handling systems such as conveyors and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on operating earnings of the respective business units prior to the effects of restructuring charges and amortization.


      Segment information as of and for the years ended March 31, 2004, 2003 and 2002 is as follows:

                                                                         ----------------------------------------------
                                                                                    YEAR ENDED MARCH 31, 2004
                                                                         ----------------------------------------------
                                                                           PRODUCTS        SOLUTIONS          TOTAL
                                                                           --------        ---------          -----
Sales to external customers............................................  $    394,160     $     50,431     $    444,591
Operating income before restructuring charges
   and amortization....................................................        33,511           (2,022)          31,489
Depreciation and amortization..........................................         8,996            1,130           10,126
Total assets...........................................................       446,069           27,294          473,363
Capital expenditures...................................................         3,362              257            3,619


                                                                         -------------------------------------------------
                                                                                    YEAR ENDED MARCH 31, 2003
                                                                         -------------------------------------------------
                                                                           PRODUCTS        SOLUTIONS          TOTAL
                                                                           --------        ---------          -----
Sales to external customers............................................  $    388,076     $     65,244     $    453,320
Operating income before restructuring charges
   and amortization....................................................        33,593             (270)          33,323
Depreciation and amortization..........................................        13,731            1,072           14,803
Total assets...........................................................       450,641           31,965          482,606
Capital expenditures...................................................         3,914            1,126            5,040

                                                                         -------------------------------------------------
                                                                                    YEAR ENDED MARCH 31, 2002
                                                                         -------------------------------------------------
                                                                             PRODUCTS      SOLUTIONS          TOTAL
                                                                             --------      ---------          -----
Sales to external customers............................................. $    404,731     $     75,297     $    480,028
Operating income before restructuring charges
   and amortization.....................................................       47,045            1,665           48,710
Depreciation and amortization...........................................       19,515            2,947           22,462
Total assets............................................................      438,294           64,504          502,798
Capital expenditures....................................................        3,904              849            4,753


                          COLUMBUS MCKINNON CORPORATION

      The following provides a reconciliation of operating income before restructuring charges and amortization to consolidated income before income tax expense:

                                                                            -------------------------------------------
                                                                                       YEAR ENDED MARCH 31,
                                                                            -------------------------------------------
                                                                               2004            2003            2002
                                                                               ----            ----            ----
Operating income before restructuring charges and
   amortization.........................................................    $    31,489     $    33,323     $    48,710
Restructuring charges...................................................         (1,239)         (3,697)         (9,569)
Amortization of intangibles.............................................           (383)         (4,246)        (11,013)
Interest and debt expense...............................................        (28,856)        (32,008)        (29,381)
Other income and (expense)..............................................          4,191           2,149          (2,464)
                                                                            -------------------------------------------
Income (loss) from continuing operations before
   income tax expense...................................................    $     5,202     $    (4,479)    $    (3,717)
                                                                            ===========================================

      Financial  information  relating to the Company's operations by geographic area is as follows:
                                                                            -------------------------------------------
                                                                                      YEAR ENDED MARCH 31,
                                                                            -------------------------------------------
                                                                                2004            2003            2002
                                                                                ----            ----            ----
NET SALES:
United States...........................................................    $   319,815     $   337,929     $   374,070
Europe..................................................................         86,518          82,999          70,097
Canada..................................................................         27,736          24,104          29,340
Other...................................................................         10,522           8,288           6,521
                                                                            -------------------------------------------
Total...................................................................    $   444,591     $   453,320     $   480,028
                                                                            ===========================================


                                                                            -------------------------------------------
                                                                                      YEAR ENDED MARCH 31,
                                                                            -------------------------------------------
                                                                                2004            2003            2002
                                                                                ----            ----            ----
TOTAL ASSETS:
United States...........................................................    $   347,488     $   363,331     $   388,669
Europe..................................................................        105,120          98,248          92,541
Canada..................................................................         14,628          16,173          17,071
Other...................................................................          6,127           4,854           4,517
                                                                            -------------------------------------------
Assets of continuing operations.........................................        473,363         482,606         502,798
Assets of discontinued operations.......................................              -               -          21,497
                                                                            -------------------------------------------
Total...................................................................    $   473,363     $   482,606     $   524,295
                                                                            ===========================================

                                                                            -------------------------------------------
                                                                                      YEAR ENDED MARCH 31,
                                                                            -------------------------------------------
                                                                                2004            2003            2002
                                                                                ----            ----            ----
LONG-LIVED ASSETS:
United States...........................................................    $   193,423     $   204,529     $   211,699
Europe..................................................................         53,051          51,794          54,154
Canada..................................................................          3,283           4,479           4,266
Other...................................................................          1,979           1,622           1,424
                                                                            -------------------------------------------
Total...................................................................    $   251,736     $   262,424     $   271,543
                                                                            ===========================================

                          COLUMBUS MCKINNON CORPORATION

21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      As a result of the adoption of SFAS 142, as of April 1, 2002, the Company recorded a goodwill impairment charge of $8 million ($0.55 per share - basic and diluted). The amount of the charge was determined in September 2002, which was within the permissible six-month period following adoption of SFAS 142. Also under the provisions of SFAS 142, the charge is retroactively recorded as of the date of adoption of SFAS 142. This results in a difference in the first quarter net income, as compared to the net income previously reported in the quarterly
Form 10-Q filed for the first quarter of Fiscal 2003. The net income as previously reported was $3,499,000. The impairment charge results in a restated net loss of $4,501,000 ($0.15 loss per share - basic and diluted) for the first quarter of Fiscal 2003

      Below is selected quarterly financial data for fiscal 2004 and 2003 including the restated amounts for the three months ended June 30, 2002 for the cumulative effect of change in accounting principle:


                                             ------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                             ------------------------------------------------------------
                                               JUNE 29,      SEPTEMBER 28,   DECEMBER 28,       MARCH 31,
                                                 2003            2003            2003             2004
                                                 ----            ----            ----             ----
Net sales................................    $    106,575    $     106,584   $     110,253    $   121,179
Gross profit.............................          25,898           25,067          24,558         29,323
Income from operations...................           7,266            7,167           5,651          9,783
Net income (loss)........................    $        499    $       1,500   $         705    $    (1,511)
                                             ============================================================

                                             ------------------------------------------------------------
Net income (loss) per share - basic and .
diluted..................................    $      0.03     $       0.10    $       0.05     $    (0.10)
                                             ============================================================


                                             ------------------------------------------------------------
                                                                  THREE MONTHS ENDED
                                             ------------------------------------------------------------
                                               JUNE 30,      SEPTEMBER 29,   DECEMBER 29,       MARCH 31,
                                                 2002            2002            2002             2003
                                                 ----            ----            ----             ----
Net sales................................    $    113,891    $     113,238   $     107,384    $   118,807
Gross profit.............................          27,630           26,573          26,299         26,832
Income (loss) from operations............           9,474            8,539           8,008           (641)
Income (loss) from continuing operations.           3,499            1,015          (2,473)        (8,052)
Cumulative effect of change in
   accounting principle..................          (8,000)               -               -              -
Net (loss) income........................    $     (4,501)   $       1,015   $      (2,473)   $    (8,052)
                                             ============================================================

Net (loss) income per share - basic anddiluted:
   Continuing operations.................    $      0.24     $       0.07    $      (0.17)    $    (0.55)
   Cumulative effect of change...........          (0.55)            -               -              -
                                             ------------------------------------------------------------
   Net (loss) income.....................    $     (0.31)    $       0.07    $      (0.17)    $    (0.55)
                                             ============================================================



                          COLUMBUS MCKINNON CORPORATION

22.  ACCUMULATED OTHER COMPREHENSIVE LOSS

      The components of accumulated other comprehensive loss are as follows:

                                                                                      ------------------------
                                                                                             MARCH 31,
                                                                                      ------------------------
                                                                                         2004           2003
                                                                                      ------------------------
     Net unrealized investment gains (losses) - net of tax........................    $    1,364    $     (342)
     Derivatives qualifying as hedges - net of tax................................             -          (191)
     Minimum pension liability adjustment - net of tax............................       (13,193)      (13,721)
     Foreign currency translation adjustment......................................         1,253        (5,136)
                                                                                      ------------------------
     Accumulated other comprehensive loss.........................................    $  (10,576)   $  (19,390)
                                                                                      ========================


      The deferred taxes associated with the items included in accumulated other
comprehensive   loss  were   $8,061,000   and  $9,459,000  for  2004  and  2003,
respectively.

      The activity by year related to investments, including reclassification adjustments for activity included in earnings is as follows (all items shown net of tax):

                                                                           --------------------------------------
                                                                                    YEAR ENDED MARCH 31,
                                                                           --------------------------------------
                                                                              2004          2003          2002
                                                                           --------------------------------------
     Net unrealized investment gains (losses) at beginning of year......   $     (342)   $    2,069    $      (99)
        Unrealized holdings gains (losses) arising during the period....          496        (2,100)        4,513
        .........................Reclassification adjustments for gains
         (losses) included in earnings..................................        1,210          (311)       (2,345)
                                                                           --------------------------------------
     Net change in unrealized gains (losses) on investments.............        1,706        (2,411)        2,168
                                                                           --------------------------------------
     Net unrealized investment gains (losses) at end of year............   $    1,364    $     (342)   $    2,069
                                                                           ======================================



      The activity by year related to derivatives qualifying as hedges, including reclassification adjustments for activity included in earnings is as follows (all items shown net of tax):

                                                                                      ------------------------
                                                                                         YEAR ENDED MARCH 31,
                                                                                      ------------------------
                                                                                         2004          2003
                                                                                         ----          ----
     Derivatives qualifying as hedges at beginning of year........................    $     (191)   $     (424)
        Reclassification adjustments for losses included in earnings..............           198           666
        Change in fair value of derivative........................................            (7)         (433)
                                                                                      ------------------------
        Net change in unrealized loss on derivatives
         qualifying as hedges.....................................................           191           233
                                                                                      ------------------------
     Derivatives qualifying as hedges at end of year..............................    $        -    $     (191)
                                                                                      ========================


                          COLUMBUS MCKINNON CORPORATION

23.  EFFECTS OF NEW  ACCOUNTING  PRONOUNCEMENTS

      The Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01) in November 2003. EITF 03-01 provides guidance on other-than-temporary impairments and its application to debt and equity investments and applies to investments in debt and marketable securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." EITF 03-01 requires additional disclosure of investments with unrealized losses. See Note 6 for additional discussion. The requirements are effective for fiscal years ending after December 15, 2003. The Company has expanded its disclosures based on this EITF.

      The Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132R) in December 2003. SFAS No. 132R requires additional disclosure regarding certain aspects of pension plans including, but not limited to, asset and investment strategy, expected employer contributions and expected benefit payments. The disclosure requirements of SFAS No. 132R are effective for financial statements of periods ending after December 15, 2003. See Note 11 for required disclosures. The Company has modified its disclosures as required.

                          COLUMBUS MCKINNON CORPORATION


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                          MARCH 31, 2004, 2003 AND 2002
                              DOLLARS IN THOUSANDS

                                                                       ADDITIONS
                                                                --------------------------
                                                    BALANCE AT   CHARGED TO  CHARGED TO                         BALANCE AT
                                                    BEGINNING    COSTS AND      OTHER                             END OF
                   DESCRIPTION                      OF PERIOD     EXPENSES    ACCOUNTS         DEDUCTIONS         PERIOD
------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 2004: Deducted from asset accounts:
     Allowance for doubtful accounts                  $  2,743     $ 1,761      $    --          $ 1,693   (1)    $  2,811
     Slow-moving and obsolete inventory                  5,699       2,333         (126) (4)       2,028   (2)       5,878
                                                      --------     -------      --------         -------          --------
          Total                                       $  8,442     $ 4,094      $  (126)         $ 3,721          $  8,689
                                                      ========     =======      ========         =======          ========
   Reserves on balance sheet:
     Accrued general and product liability costs      $ 14,439     $ 5,398      $    --          $ 3,907   (3)    $ 15,930
                                                      ========     =======      =======          =======          ========

Year ended March 31, 2003: Deducted from asset accounts:
     Allowance for doubtful accounts                  $  2,337     $ 1,068      $   (78) (4)     $   584   (1)    $  2,743
     Slow-moving and obsolete inventory                  4,619       3,073           --            1,993   (2)       5,699
                                                      --------     -------      -------          -------          --------
          Total                                       $  6,956     $ 4,141      $   (78)         $ 2,577          $  8,442
                                                      ========     =======      ========         =======          ========
   Reserves on balance sheet:
     Accrued general and product liability costs      $ 16,013     $   447      $    --          $ 2,021   (3)    $ 14,439
                                                      ========     =======      =======          =======          ========

Year ended March 31, 2002: Deducted from asset accounts:
     Allowance for doubtful accounts                  $  2,305     $ 1,399      $    --          $ 1,367   (1)    $  2,337
     Slow-moving and obsolete inventory                  3,787       3,331          (15) (4)       2,484   (2)       4,619
                                                      --------     -------      --------         -------          --------
          Total                                       $  6,092     $ 4,730      $   (15)         $ 3,851          $  6,956
                                                      ========     =======      ========         =======          ========
   Reserves on balance sheet:
     Accrued general and product liability costs      $ 15,388     $ 2,563      $    --          $ 1,938   (3)    $ 16,013
                                                      ========     =======      =======          =======          ========



--------
(1) Uncollectible accounts written off, net of recoveries (2) Obsolete inventory disposals (3) Insurance claims and expenses paid (4) Reserves at date of disposal of subsidiary

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.


ITEM 9A.     CONTROLS AND PROCEDURES.

      As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004. Furthermore, there were no significant changes in our internal controls or in other factors during our fourth quarter ended March 31, 2004.


                                    PART III
                                    --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2004 and upon the filing of such Proxy Statement, is incorporated by reference herein.

      The charters of our Audit Committee, Compensation Committee, Nomination/Succession Committee and Governance Committee are available on our website at WWW.CMWORKS.COM and are available to any shareholder upon request to the Corporate Secretary. The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.

      We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, as well as our directors. Our code of ethics, the Columbus McKinnon Corporation Legal Compliance & Business Ethics Manual, is available on our website at WWW.CMWORKS.COM. We intend to disclose any amendment to, or waiver from, the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer otherwise required to be disclosed under Item 10 of Form 8-K by posting such amendment or waiver, as applicable, on our website.


ITEM 11.     EXECUTIVE COMPENSATION.

     The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2004 and upon the filing of such Proxy Statement, is incorporated by reference herein.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2004 and upon the filing of such Proxy Statement, is incorporated by reference herein.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2004 and upon the filing of such Proxy Statement, is incorporated by reference herein.

                                     PART IV
                                     -------

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2004 and upon the filing of such Proxy Statement, is incorporated by reference herein.


ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS:
         ---------------------

     The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

    REFERENCE                                                           PAGE NO.
    ---------                                                           --------

    Report of Independent Registered Public Accounting Firm                  F-2

    Consolidated balance sheets - March 31, 2004 and 2003                    F-3

    Consolidated statements of operations - Years ended
       March 31, 2004, 2003 and 2002                                         F-4

    Consolidated statements of shareholders' equity - Years
       ended March 31, 2004, 2003 and 2002                                   F-5
    Consolidated statements of cash flows - Years ended
       March 31, 2004, 2003 and 2002                                         F-6

    Notes to consolidated financial statements                       F-7 to F-39


(a)(2)   FINANCIAL STATEMENT SCHEDULE:                                  PAGE NO.
         -----------------------------                                  --------

         Schedule II - Valuation and qualifying accounts                    F-40

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


(a)(3)   EXHIBITS:
         ---------


  EXHIBIT
  NUMBER                                   EXHIBIT
  ------                                   -------

        3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
             1995).

        3.2 Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated May 17,
             1999).

        4.1 Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995.)

        4.2 First Amendment and Restatement of Rights Agreement, dated as of October 1, 1998, between Columbus McKinnon Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

        4.3 Indenture, dated as of March 31, 1998, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and State Street Bank and Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 9, 1998).

        4.4 Supplemental Indenture among LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc., Mechanical Products, Inc., Minitec Corporation and State Street Bank and Trust Company, N.A., as trustee, dated March 31, 1998 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on form 8-K dated April 9, 1998).

        4.5 Second Supplemental Indenture among Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc. LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of February 12, 1999 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

        4.6 Third Supplemental Indenture among G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., LICO, Inc., Automatic
             Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of March 1, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

        4.7 Fourth Supplemental Indenture among Washington Equipment Company, G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on form 10-Q for the quarterly period ended October 3, 1999).

        4.8 Fifth Supplemental Indenture among Columbus McKinnon Corporation, Crane Equipment & Service, Inc., Automatic Systems, Inc., LICO Steel, Inc., Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of April 4, 2002 (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

        4.9 Sixth Supplemental Indenture among Columbus McKinnon Corporation, Audubon West, Inc., Crane Equipment & Service, Inc., LICO Steel, Inc., Yale Industrial Products, Inc., Audubon Europe S.a.r.l. and State Street Bank and Trust Company, N.A., as trustee, dated as of August 5, 2002 (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

       4.10 Indenture, dated as of July 22, 2003, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

       4.11 First Supplemental Indenture, dated as of September 19, 2003, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Company's Registration Statement No. 333-109730 on Form S-4/A dated November 7, 2003).

       4.12 Registration Rights Agreement dated as of July 15, 2003 among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto, Credit Suisse First Boston LLC and Fleet Securities, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

       10.1 Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995 (incorporated by reference to Exhibit
             10.6 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

      #10.2 Columbus McKinnon Corporation Employee Stock Ownership Plan Restatement Effective April 1, 1989 (incorporated by reference to
             Exhibit 10.23 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

      #10.3 Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

      #10.4 Amendment No. 2 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated October 17, 1995 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

      #10.5 Amendment No. 3 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated March 27, 1996 (incorporated by reference to
             Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

      #10.6 Amendment No. 4 of the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

      #10.7 Amendment No. 5 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated August 28, 1997 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

      #10.8 Amendment No. 6 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated June 24, 1998 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

      #10.9 Amendment No. 7 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated April 30, 2000 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

     #10.10 Amendment No. 8 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 26, 2002 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     #10.11 Amendment No. 9 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 27, 2003 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

    *#10.12 Amendment No. 10 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated February 28, 2004.

     #10.13 Amendment No. 11 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated December 19, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

     #10.14 Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987 (incorporated by reference to
             Exhibit 10.25 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.15 Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement (formerly known as the Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement) effective November 1, 1988 (incorporated by reference to Exhibit
             10.26 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.16 Amendment and Restatement of Columbus McKinnon Corporation 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit
             10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.17 Second Amendment to the Columbus McKinnon Corporation 1995 Incentive Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

     #10.18 Columbus McKinnon Corporation Restricted Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.19 Second Amendment to the Columbus McKinnon Corporation Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

     #10.20 Amendment and Restatement of Columbus McKinnon Corporation Non-Qualified Stock Option Plan (incorporated by reference to
             Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.21 Columbus McKinnon Corporation Thrift [401(k)] Plan 1989 Restatement Effective January 1, 1998 (incorporated by reference to Exhibit
             10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

     #10.22 Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.23 Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated June 1, 2000 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

     #10.24 Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated March 26, 2002 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     #10.25 Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 10, 2002 (incorporated by reference to Exhibit 10.4 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

     #10.26 Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

     #10.27 Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 22, 2003 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

    *#10.28 Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated April 14, 2004.

     #10.29 Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 19, 2003 (incorporated by reference to Exhibit 10.3 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

    *#10.30 Amendment No. 9 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 16, 2004.

     #10.31 Columbus McKinnon Corporation Thrift 401(k) Plan Trust Agreement Restatement Effective August 9, 1994 (incorporated by reference to
             Exhibit 10.32 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.32 Columbus McKinnon Corporation Monthly Retirement Benefit Plan Restatement Effective April 1, 1998 (incorporated by reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

     #10.33 Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.34 Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated May 26, 1999 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
             1999).

     #10.35 Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 26, 2002 (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     #10.36 Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

    *#10.37  Amendment  No. 5 to  the  1998  Plan  Restatement  of the  Columbus
             McKinnon   Corporation   Monthly  Retirement  Benefit  Plan,  dated
             February 28, 2004.

     #10.38 Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement Effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.39 Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Robert
             L. Montgomery, Jr., Ned T. Librock, Karen L. Howard, Lois H. Demler, Timothy R. Harvey, John Hansen and Neal Wixson (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March, 31, 1998).

     #10.40 Columbus McKinnon Corporation Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001).

      10.41 Asset Purchase Agreement dated as of May 10, 2002 by and among Automatic Systems, Inc., Columbus McKinnon Corporation and ASI Acquisition Corp (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 29, 2002).

      10.42 Intercreditor Agreement dated as of July 22, 2003 among Columbus McKinnon Corporation, the subsidiary guarantors as listed thereon, Fleet Capital Corporation, as Credit Agent, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

      10.43 Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors Named Herein, the Lenders Party Hereto From Time to Time, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, as Issuing Lender, Congress Financial Corporation (Central), Syndication Agent, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Documentation Agent, and Fleet Securities, Inc., as Arranger (incorporated by reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

      *21.1  Subsidiaries of the Registrant.

      *23.2  Consent of Ernst & Young LLP.

      *31.1 Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

      *31.2 Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

      *32.1 Certification of the principal executive officer and the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted by pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The information contained in this exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement foiled by the Registrant under the Securities Act of 1933, as amended.

-----------------
 * Filed herewith
** To be filed by amendment
#   Indicates a Management contract or compensation plan or arrangement


(b) REPORTS ON FORM 8-K FOR THE QUARTER ENDED MARCH 31, 2004:

         1. On March 4, 2004, the Registrant filed a Current Report on Form 8-K under Items 2 and 7 with respect to the sale of its Lister Division.

         2. On February 3, 2004, the Registrant filed a Current Report on Form 8-K under Items 2 and 7 with respect to the sale of its Positech Division.

         3. On January 21, 2004, the Registrant furnished a Current Report on Form 8-K under Items 7 and 12 relating to its financial results for the quarter ended December 28, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 22, 2004

                                        COLUMBUS MCKINNON CORPORATION

                                        By: /S/ TIMOTHY T. TEVENS
                                        -----------------------------
                                        Timothy T. Tevens
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        SIGNATURE                       TITLE                          DATE
        ---------                       -----                          ----

/S/ TIMOTHY T. TEVENS          President, Chief Executive          June 22, 2004
--------------------------       Officer and Director
    TIMOTHY T. TEVENS            (PRINCIPAL EXECUTIVE OFFICER)



/S/ ROBERT R. FRIEDL           Vice President - Finance and        June 22, 2004
--------------------------       Chief Financial Officer
    ROBERT R. FRIEDL             (PRINCIPAL FINANCIAL OFFICER
                                  AND PRINCIPAL ACCOUNTING OFFICER)

/S/ HERBERT P. LADDS, JR.      Chairman of the Board               June 22, 2004
--------------------------       of Directors
    HERBERT P. LADDS, JR.


/S/ CARLOS PASCUAL             Director                            June 22, 2004
--------------------------
    CARLOS PASCUAL


/S/ RICHARD H. FLEMING         Director                            June 22, 2004
--------------------------
    RICHARD H. FLEMING


/S/ ERNEST R. VEREBELYI        Director                            June 22, 2004
--------------------------
    ERNEST R. VEREBELYI


/S/ WALLACE W. CREEK           Director                            June 22, 2004
--------------------------
    WALLACE W. CREEK