Form 10-Q
period 2004-08-04
AUDUBON WEST INC; YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2004-08-04
CIK 1062623, 1062624, 1263400, 1263401, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 4, 2004

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): [ ] Yes [ X ] No


The  number  of  shares of common  stock  outstanding  as of July 31,  2004 was:
14,896,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                  JULY 4, 2004


                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              July 4, 2004 and March 31, 2004                                  2

           Condensed consolidated statements of operations and
              accumulated deficit - Three months ended
              July 4, 2004 and June 29, 2003                                   3

           Condensed consolidated statements of cash flows -
              Three months ended July 4, 2004 and June 29, 2003                4

           Condensed consolidated statements of comprehensive income -
              Three months ended July 4, 2004 and June 29, 2003                5

           Notes to condensed consolidated financial statements -
              July 4, 2004 6

Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                              14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         20

Item 4.    Disclosure Controls and Procedures                                 20


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          21

Item 2.    Changes in Securities - none.                                      21

Item 3.    Defaults upon Senior Securities - none.                            21

Item 4.    Submission of Matters to a Vote of Security Holders - none.        21

Item 5.    Other Information - none.                                          21

Item 6.    Exhibits and Reports on Form 8-K                                   21

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                                               COLUMBUS MCKINNON CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)

                                                                                  JULY 4,          MARCH 31,
                                                                                   2004              2004
                                                                                -----------       -----------
ASSETS:                                                                                (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $    12,064       $    11,101
      Trade accounts receivable                                                      81,802            84,374
      Unbilled revenues                                                               5,136             5,160
      Inventories                                                                    71,161            69,119
      Net assets held for sale                                                        2,570             2,790
      Prepaid expenses                                                               16,605            15,486
                                                                                -----------       -----------
Total current assets                                                                189,338           188,030
Property, plant, and equipment, net                                                  57,392            58,773
Goodwill and other intangibles, net                                                 192,621           192,963
Marketable securities                                                                25,066            25,355
Deferred taxes on income                                                              4,933             6,388
Other assets                                                                          1,931             1,854
                                                                                -----------       -----------
Total assets                                                                    $   471,281       $   473,363
                                                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $     5,437       $     5,471
      Trade accounts payable                                                         24,928            30,076
      Accrued liabilities                                                            50,578            48,416
      Restructuring reserve                                                             370               561
      Current portion of long-term debt                                               3,386             2,205
                                                                                -----------       -----------
Total current liabilities                                                            84,699            86,729
Senior debt, less current portion                                                   120,613           121,603
Subordinated debt                                                                   164,141           164,131
Other non-current liabilities                                                        35,512            37,922
                                                                                -----------       -----------
Total liabilities                                                                   404,965           410,385
                                                                                -----------       -----------
Shareholders' equity
      Common stock                                                                      149               149
      Additional paid-in capital                                                    103,827           103,914
      Accumulated deficit                                                           (21,992)          (25,354)
      ESOP debt guarantee                                                            (4,973)           (5,116)
      Unearned restricted stock                                                         (31)              (39)
      Accumulated other comprehensive loss                                          (10,664)          (10,576)
                                                                                -----------       -----------
Total shareholders' equity                                                           66,316            62,978
                                                                                -----------       -----------
Total liabilities and shareholders' equity                                      $   471,281       $   473,363
                                                                                ===========       ===========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              COLUMBUS MCKINNON CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMLATED DEFICIT
                                       (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                  JULY 4,          JUNE 29,
                                                                                   2004              2003
                                                                                -----------       -----------
                                                                                    (IN THOUSANDS, EXCEPT
                                                                                       PER SHARE DATA)


Net sales                                                                       $   121,658       $   106,575
Cost of products sold                                                                90,207            80,677
                                                                                -----------       -----------
Gross profit                                                                         31,451            25,898
                                                                                -----------       -----------

Selling expenses                                                                     12,700            11,922
General and administrative expenses                                                   7,485             5,767
Restructuring charges                                                                    33               801
Amortization of intangibles                                                              77               142
                                                                                -----------       -----------
                                                                                     20,295            18,632
                                                                                -----------       -----------

Income from operations                                                               11,156             7,266
Interest and debt expense                                                             7,048             9,672
Other expense and (income), net                                                          18            (3,094)
                                                                                -----------       -----------
Income before income tax expense                                                      4,090               688
Income tax expense                                                                      728               189
                                                                                -----------       -----------
Net income                                                                            3,362               499
Accumulated deficit - beginning of period                                           (25,354)          (26,547)
                                                                                -----------       -----------
Accumulated deficit - end of period                                             $   (21,992)      $   (26,048)
                                                                                ===========       ===========


Earnings per share data, basic and diluted:                                     $      0.23       $      0.03
                                                                                ===========       ===========



          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                          COLUMBUS MCKINNON CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                  JULY 4,           JUNE 29,
                                                                                   2004               2003
                                                                                -----------       -----------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                                      $     3,362       $       499
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                    2,325             2,735
     Deferred income taxes                                                            1,455               498
     Gain on sale of real estate/investments                                              -            (3,282)
     Other                                                                              369               496
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues                            2,674             1,134
           Inventories                                                               (2,080)            4,827
           Prepaid expenses                                                          (1,118)           (1,717)
           Other assets                                                                (129)              (66)
           Trade accounts payable                                                    (5,207)           (6,030)
           Accrued and non-current liabilities                                         (519)            7,885
                                                                                -----------       -----------
Net cash provided by operating activities                                             1,132             6,979
                                                                                -----------       -----------

INVESTING ACTIVITIES:
Sale (purchase) of marketable securities, net                                           208              (415)
Capital expenditures                                                                   (838)           (1,499)
Net assets held for sale                                                                220             3,282
                                                                                -----------       -----------
Net cash (used in) provided by investing activities                                    (410)            1,368
                                                                                -----------       -----------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
   line-of-credit agreements                                                          1,175            16,602
Repayment of debt                                                                    (1,078)          (21,867)
Reduction of ESOP debt guarantee                                                        143               147
Other                                                                                   (11)             (205)
                                                                                -----------       -----------
Net cash provided by (used in) financing activities                                     229            (5,323)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  12               259
                                                                                -----------       -----------
Net change in cash and cash equivalents                                                 963             3,283
Cash and cash equivalents at beginning of period                                     11,101             1,943
                                                                                -----------       -----------
Cash and cash equivalents at end of period                                      $    12,064       $     5,226
                                                                                ===========       ===========



          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                     COLUMBUS MCKINNON CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                  JULY 4,           JUNE 29,
                                                                                   2004              2003
                                                                                -----------       -----------
                                                                                       (IN THOUSANDS)

Net income                                                                      $     3,362       $       499
                                                                                -----------       -----------
Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments                                               (7)            3,110
  Unrealized gain on derivatives qualifying as hedges                                     -               191
  Unrealized (loss) gain on investments:
    Unrealized holding (loss) gain arising during the period                           (150)            1,278
    Less: reclassification adjustment for losses
           included in net income                                                        69               213
                                                                                -----------       -----------
                                                                                        (81)            1,491
                                                                                -----------       -----------
Total other comprehensive (loss) income                                                 (88)            4,792
                                                                                -----------       -----------
Comprehensive income                                                            $     3,274       $     5,291
                                                                                ===========       ===========



          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  JULY 4, 2004

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at July 4, 2004, and the results of its operations and its cash flows for the three month periods ended July 4, 2004 and June 29, 2003, have been included. Results for the period ended July 4, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2004.

     The Company is a leading U.S. designer and manufacturer of material handling products, systems and services which lift, secure, position and move material ergonomically, safely, precisely and efficiently. Key products include hoists, cranes, chain and forged attachments. The
     Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.

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


                                                                            THREE MONTHS ENDED
                                                                     -------------------------------
                                                                     JULY 4, 2004      JUNE 29, 2003
                                                                     -------------------------------
   Net income, as reported....................................       $     3,362         $       499
     Deduct: Total stock based employee compensation
     expenses determined under fair value based method
     for all awards, net of related tax effects...............              (186)               (141)
                                                                     -------------------------------
     Net income, pro forma....................................       $     3,176         $       358
                                                                     ===============================

  Basic and diluted income per share:
     As reported..............................................       $      0.23         $      0.03
                                                                     ===============================
     Pro forma................................................       $      0.22         $      0.02
                                                                     ===============================


3.   Inventories consisted of the following:

                                                  JULY 4,           MARCH 31,
                                                   2004               2004
                                                ----------        -----------
     At cost - FIFO basis:
        Raw materials.......................... $   36,401        $    34,657
        Work-in-process........................     11,953             10,169
        Finished goods.........................     30,237             31,205
                                                ----------        -----------
                                                    78,591             76,031
     LIFO cost less than FIFO cost.............     (7,430)            (6,912)
                                                ----------        -----------
     Net inventories   ........................ $   71,161        $    69,119
                                                ==========        ===========

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

4. In early fiscal 2002, the Company analyzed its global capacity requirements and, as a result, began a series of facility rationalization projects and Corporate-wide reorganization plans. Substantially all projects are complete at this point. During the first quarter of fiscal 2005, the Company recorded restructuring costs of $33,000 related to certain employee termination benefits. All of these costs are related to the Products segment. As of July 4, 2004, the vast majority of the terminations had occurred. The liability as of July 4, 2004 consists of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities."

     The following table provides a reconciliation of the activity related to restructuring reserves:

                                                                     EMPLOYEE          FACILITY           TOTAL
                                                                   -----------------------------------------------
        Reserve at March 31, 2004                                  $       161       $       400       $       561
        Fiscal 2005 first quarter restructuring charges.........             -                33                33
        Cash payments...........................................          (143)              (81)             (224)
                                                                   -----------------------------------------------
        Reserve at July 4, 2004.................................   $        18       $       352       $       370
                                                                   ===============================================


5. The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:


                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                   JULY 4,           JUNE 29,
                                                                                    2004              2003
                                                                                    ----              ----
        Service costs - benefits earned during the period..................     $     1,190       $       980
        Interest cost on projected benefit obligation......................           1,755             1,678
        Expected return on plan assets.....................................          (1,645)           (1,351)
        Net amortization...................................................             495               494
                                                                                -----------       -----------
        Net periodic pension cost..........................................     $     1,795       $     1,801
                                                                                ===========       ===========


     For additional information on the Company's defined benefit pension plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2004.

     The   following   table  sets  forth  the   components   of  net   periodic
     postretirement   benefit   cost   for   the   Company's   defined   benefit
     postretirement plans:


                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                   JULY 4,           JUNE 29,
                                                                                    2004              2003
                                                                                    ----              ----
        Service costs - benefits earned during the period..................     $         4       $         3
        Interest cost on projected benefit obligation......................             234               217
        Amortization of prior service cost.................................               -               (38)
        Amortization of plan net losses....................................             146               161
                                                                                -----------       -----------
        Net periodic pension cost..........................................     $       384       $       343
                                                                                ===========       ===========


     For additional information on the Company's defined benefit postretirement benefit plans, refer to Note 13 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2004.


6. Income tax expense as a percentage of income before income tax expense was 17.8% and 27.5% in the fiscal 2005 and 2004 quarters, respectively. The fiscal 2005 percentage varies from the U.S. statutory rate due to the benefit from the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The fiscal 2004 percentage varies from the U.S. statutory rate due to jurisdictional mix.


7. The following table sets forth the computation of basic and diluted earnings per share:


                                                                                          THREE MONTHS ENDED
                                                                                          ------------------
                                                                                        JULY 4,          JUNE 29,
                                                                                         2004              2003
                                                                                     -----------       -----------
     Numerator for basic and diluted earnings per share:
       Net income...........................................................         $     3,262       $       499
                                                                                     ===========       ===========

     Denominators:
        Weighted-average common stock outstanding -
          denominator for basic EPS.........................................              14,576            14,539
       Effect of dilutive employee stock options............................                  24                 -
                                                                                     -----------       -----------

       Adjusted weighted-average common stock outstanding
          and assumed conversions - denominator for diluted EPS..............             14,600            14,539
                                                                                     ===========       ===========


8. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Solutions segment sells engineered material handling systems such as conveyors and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units prior to the effects of restructuring charges and amortization because management believes this to be the most appropriate measure of operating performance.

     Segment information as of and for the three months ended July 4, 2004 and June 29, 2003, is as follows:


                                                                               THREE MONTHS ENDED JULY 4, 2004
                                                                               -------------------------------
                                                                         PRODUCTS         SOLUTIONS           TOTAL
                                                                         --------         ---------           -----
     Sales to external customers......................                 $   108,557       $    13,101       $   121,658
     Operating income before restructuring
        Charges and amortization......................                      10,921               345            11,266
     Depreciation and amortization....................                       2,088               237             2,325
     Total assets.....................................                     443,925            27,356           471,281

                                                                               THREE MONTHS ENDED JUNE 29, 2003
                                                                               --------------------------------
                                                                         PRODUCTS         SOLUTIONS           TOTAL
                                                                         --------         ---------           -----
     Sales to external customers......................                 $    91,957       $    14,618       $   106,575
     Operating income before restructuring
        Charges and amortization......................                       8,148                61             8,209
     Depreciation and amortization....................                       2,441               294             2,735
     Total assets.....................................                     451,357            34,015           485,372



     The following schedule provides a reconciliation of operating income before restructuring charges and amortization with income from operations before income tax expense:

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                   JULY 4,           JUNE 29,
                                                                                    2004              2003
                                                                                    ----              ----
        Operating income before restructuring
           charges and amortization........................................     $    11,266       $     8,209
        Restructuring charges..............................................             (33)             (801)
        Amortization of intangibles........................................             (77)             (142)
        Interest and debt expense..........................................          (7,048)           (9,672)
        Other (expense) and income, net....................................             (18)            3,094
                                                                                -----------       -----------
        Income before income tax expense...................................     $     4,090       $       688
                                                                                ===========       ===========


9. The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes and the 8 1/2% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.



(In thousands)                                        Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
AS OF JULY 4, 2004
Current assets:
 Cash and cash equivalents                         $    8,266    $   (1,025)   $    4,823    $        -    $   12,064
 Trade accounts receivable and unbilled revenues       54,147           (47)       32,838             -        86,938
 Inventories                                           31,695        18,811        21,627          (972)       71,161
 Net assets held for sale                               1,800           770             -             -         2,570
 Other current assets                                   9,753           641         6,211             -        16,605
                                                   -------------------------------------------------------------------
  Total current assets                                105,661        19,150        65,499          (972)      189,338
 Property, plant, and equipment, net                   25,294        13,522        18,576             -        57,392
 Goodwill and other intangibles, net                   95,759        57,325        39,537             -       192,621
 Intercompany                                          36,593       (40,228)      (68,680)       72,315             -
 Other assets                                          49,444       198,751        23,930      (240,195)       31,930
                                                   -------------------------------------------------------------------
  Total assets                                     $  312,751    $  248,520    $   78,862    $ (168,852)   $  471,281
                                                   ===================================================================


Current liabilities                                $   46,032    $   12,858    $   28,409    $   (2,600)   $   84,699
 Long-term debt, less current portion                 283,962             -           792             -       284,754
 Other non-current liabilities                          2,335        10,483        22,694             -        35,512
                                                   -------------------------------------------------------------------
  Total liabilities                                   332,329        23,341        51,895        (2,600)      404,965


Shareholders' equity                                  (19,578)      225,179        26,967      (166,252)       66,316
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  312,751    $  248,520    $   78,862    $ (168,852)   $  471,281
                                                   ===================================================================



FOR THE THREE MONTHS ENDED JULY 4, 2004
Net sales                                          $   60,503    $   33,971    $   33,471    $   (6,287)   $  121,658
Cost of products sold                                  45,821        26,513        24,160        (6,287)       90,207
                                                   -------------------------------------------------------------------
Gross profit                                           14,682         7,458         9,311             -        31,451
                                                   -------------------------------------------------------------------
Selling, general and administrative expenses            9,968         3,253         6,964             -        20,185
Restructuring charges                                      33             -             -             -            33
Amortization of intangibles                                59             1            17             -            77
                                                   -------------------------------------------------------------------
                                                       10,060         3,254         6,981             -        20,295
                                                   -------------------------------------------------------------------
Income from operations                                  4,622         4,204         2,330             -        11,156
Interest and debt expense                               7,248          (297)           97             -         7,048
Other income and (expense), net                            (6)           (2)           26             -            18
                                                   -------------------------------------------------------------------
Income before income taxes                             (2,620)        4,503         2,207             -         4,090
Income tax expense                                       (137)          248           617             -           728
                                                   -------------------------------------------------------------------
Net (loss) income                                  $   (2,483)   $    4,255    $    1,590    $        -    $    3,362
                                                   ===================================================================









(In thousands)                                        Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JULY 4, 2004
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $    1,542    $     (854)   $      444    $        -    $    1,132
                                                   -------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                          -             -           208             -           208
Capital expenditures                                     (692)         (173)           27             -          (838)
Net assets held for sale                                    -           220             -             -           220
                                                   -------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                            (692)           47           235             -          (410)
                                                   -------------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
   line-of-credit agreements                            1,260             -           (85)            -         1,175
Repayment of debt                                      (1,000)            -           (78)            -        (1,078)
Deferred financing costs incurred                         (11)            -             -             -           (11)
Other                                                     143             -             -             -           143
                                                   -------------------------------------------------------------------
Net cash  provided by (used in) financing
   activities                                             392             -          (163)            -           229
Effect of exchange rate changes on cash                    43           111          (142)            -            12
                                                   -------------------------------------------------------------------
Net change in cash and cash equivalents                 1,285          (696)          374             -           963
Cash and cash equivalents at beginning of period        6,981          (329)        4,449             -        11,101
                                                   -------------------------------------------------------------------
Cash and cash equivalents at end of period         $    8,266    $   (1,025)   $    4,823     $       -    $   12,064
                                                   ===================================================================



AS OF JUNE 29, 2003
Current assets:
 Cash and cash equivalents                         $    1,901    $     (917)   $    4,242    $        -    $    5,226
 Trade accounts receivable and unbilled revenues       50,855           (10)       37,011             -        87,856
 Inventories                                           35,935        18,909        21,376          (972)       75,248
 Other current assets                                   9,553           (53)        4,871             -        14,371
                                                   -------------------------------------------------------------------
  Total current assets                                 98,244        17,929        67,500          (972)      182,701
 Property, plant, and equipment, net                   31,329        16,018        19,740             -        67,087
 Goodwill and other intangibles, net                   98,569        57,364        39,184             -       195,117
 Intercompany                                          37,999       (68,577)      (41,488)       72,066             -
 Other assets                                         207,515       174,335        32,115      (373,498)       40,467
                                                   -------------------------------------------------------------------
  Total assets                                     $  473,656    $  197,069    $  117,051    $ (302,404)   $  485,372
                                                   ===================================================================

Current liabilities                                $   45,943    $    9,955    $   28,808    $   (2,849)   $   81,857
 Long-term debt, less current portion                 283,697             -        15,514             -       299,211
 Other non-current liabilities                         27,565        14,286         4,437             -        46,288
                                                   -------------------------------------------------------------------
  Total liabilities                                   357,205        24,241        48,759        (2,849)      427,356


Shareholders' equity                                  116,451       172,828        68,292      (299,555)       58,016
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  473,656    $  197,069    $  117,051    $ (302,404)   $  485,372
                                                   ===================================================================









(In thousands)                                        Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 29, 2003
Net sales                                          $   53,053    $   27,661    $   30,792    $   (4,931)   $  106,575
Cost of products sold                                  40,356        22,016        23,236        (4,931)       80,677
                                                   -------------------------------------------------------------------
Gross profit                                           12,697         5,645         7,556             -        25,898
                                                   -------------------------------------------------------------------
Selling, general and administrative expenses            8,370         2,971         6,348             -        17,689
Restructuring charges                                     747             -            54             -           801
Amortization of intangibles                                58             -            84             -           142
                                                   -------------------------------------------------------------------
                                                        9,175         2,971         6,486             -        18,632
                                                   -------------------------------------------------------------------
Income from operations                                  3,522         2,674         1,070             -         7,266
Interest and debt expense                               9,172             -           500             -         9,672
Other expense and (income), net                           198        (3,282)          (10)            -        (3,094)
                                                   -------------------------------------------------------------------
Income before income taxes                             (5,848)        5,956           580             -           688
Income tax expense                                     (2,322)        2,368           143             -           189
                                                   -------------------------------------------------------------------
Net (loss) income                                  $   (3,526)   $    3,588    $      437     $       -    $      499
                                                   ===================================================================





FOR THE THREE MONTHS ENDED JUNE 29, 2003
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $   17,587    $   (3,282)   $   (7,326)   $        -    $    6,979
                                                   -------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                   (415)            -             -             -          (415)
Capital expenditures                                   (1,020)          (86)         (393)            -        (1,499)
Other                                                       -         3,282             -             -         3,282
                                                   -------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                          (1,435)        3,196          (393)            -         1,368
                                                   -------------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings under revolving
   line-of-credit agreements                            7,324             -         9,278             -        16,602
Repayment of debt                                     (21,472)            -          (395)            -       (21,867)
Other                                                     (58)            -             -             -           (58)
                                                   -------------------------------------------------------------------
Net cash  (used in) provided by financing
   activities                                         (14,206)            -         8,883             -        (5,323)
Effect of exchange rate changes on cash                  (101)           (2)          362             -           259
                                                   -------------------------------------------------------------------
Net change in cash and cash equivalents                 1,845           (88)        1,526             -         3,283
Cash and cash equivalents at beginning of period           56          (829)        2,716             -         1,943
                                                   -------------------------------------------------------------------
Cash and cash equivalents at end of period         $    1,901    $     (917)   $    4,242    $        -    $    5,226
                                                   ===================================================================


10. Like most industrial manufacturers, the Company is involved in asbestos-related litigation. In continually evaluating its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

     Our actuaries have estimated our asbestos-related liability to range from $2,800,000 to $12,300,000 through approximately March 31, 2034. The Company's estimation of its asbestos-related liability that is probable and estimable through 2013 ranges from $2,800,000 to $4,000,000 as of July 4, 2004. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $3,000,000 as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $200,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

11. On December 28, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was enacted that introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree healthcare benefit plans. In March 2004, the FASB issued Staff Position No FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("FSP No 106-2")," which provides accounting guidance on how to account for the effects of the Act on postretirement plans. The provisions of FSP No. 106-2 are effective for periods beginning after June 15, 2004. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit costs in the Company's financial statements do not reflect the effect of the Act. The Company is currently assessing the Statement and the impact, if any, that adoption will have on the consolidated financial statements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (AMOUNTS IN THOUSANDS)

EXECUTIVE OVERVIEW

We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. They are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers (OEMs), government, consumer and international general line distributors. Our Solutions segment designs, manufactures, and installs application-specific material handling systems and solutions for end-users to improve work station and facility-wide work flow. Sales from that segment are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.

Founded  in 1875,  we have  grown to our  current  leadership  position  through organic growth and also as the result of the 14 businesses we acquired between February 1994 and April 1999. We developed our leading market position over our 125-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. We continue to further integrate the operations of the acquired businesses with our previously existing businesses. The current phase of the ongoing integration of these businesses includes improving our productivity, further reducing our excess manufacturing capacity and extending our cross-selling activities to the European marketplace. This phase is in process through our Lean Manufacturing efforts, facility rationalization program and European sales initiatives. Our Lean Manufacturing efforts are fundamentally changing our manufacturing processes to be more responsive to customer demand, resulting in significant inventory reductions and improving on-time delivery and productivity. For example, we realized nearly 20% inventory turn improvement to 5.1 times at July 4, 2004 from 4.3 times at June 29, 2003. Over the past three years, under our facility rationalization program, we closed 13 facilities and consolidated several product lines, with potential opportunity for further rationalization. Also, as previously reported, we have been undergoing assessments for possible divestiture of several less-strategic businesses, including most of our Solutions segment and certain businesses within our Products segment. Two businesses were sold in fiscal 2004 and four others remain as possible divestiture candidates. Furthermore, we are selling surplus real estate that resulted from our facility rationalization projects. These divestitures may result in gains or losses. To further expand our global sales, we continue to introduce certain of our products through our existing European distribution network that historically have been distributed only in North America.

Following several years of negative economic conditions we saw some definitive economic improvement in the first quarter of fiscal 2005. Net sales rebounded nicely in the first quarter of fiscal 2005, reflecting a 14.2% increase over the comparable fiscal 2004 quarter. We are encouraged but continue to be cautiously optimistic that the economic environment, as it impacts our Company, is recovering. We monitor such indicators as U.S. Industrial Capacity Utilization and Industrial Production which have been steadily increasing since July 2003. Further, we continue to monitor the potential impact of negative global and domestic trends, including continued steel price increases, rising interest rates and uncertainty in end-user markets around the globe. In addition, to enhance future revenue opportunities, we are increasing our sales and marketing efforts in international markets and investing in the development of new products and services.

On the cost side we, like many companies, have been challenged over the past several years with significantly increased costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us almost $30,000 in fiscal 2004 and we work diligently to balance cost control with the need to provide competitive benefits packages for our associates. Another cost area of focus is steel pricing and availability. We utilize approximately $20,000-$25,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and significant increases in scrap steel prices, we experienced increases in our costs that we have reflected as price increases and surcharges to our customers. Our surcharges for certain products went into effect beginning March 18, 2004 and currently affect most of our chain and forged attachment products. We continue to monitor steel costs and potential surcharge requirements on a monthly basis. Another challenging cost area results from Sarbanes-Oxley internal control documentation and testing compliance. We are well underway with this initiative and work to control our added internal costs as well as those of third parties assisting with our efforts and the audit costs. On the whole, we are encouraged, remaining cautiously optimistic for the future.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 4, 2004 AND JUNE 29, 2003
Net sales in the fiscal 2004 quarter ended July 4, 2004 were $121,658, an increase of $15,083 or 14.2% from the quarter ended June 29, 2003. Sales in the Products segment were up $16,600 or 18.1% primarily as a result of the recovery of US industrial markets and also include $1,200 attributable to translation of foreign currencies, particularly the Euro, into U.S. dollars. Sales in the Solutions segment decreased by $1,517 or 10.4%, primarily as a result of the divestiture of a subsidiary ($1,400) in February 2004. Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each segment:


                                THREE MONTHS ENDED
                                ------------------
                              JULY 4,       JUNE 29,              CHANGE
                               2004           2003         AMOUNT          %
                               ----           ----         ------        -----
                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
Products segment           $   108,557     $    91,957    $   16,600       18.1
Solutions segment               13,101          14,618        (1,517)     (10.4)
                           -----------     -----------    ----------
Consolidated net sales     $   121,658     $   106,575    $   15,083       14.2
                           ===========     ===========    ==========


Gross profits and gross profit margins by operating segment are summarized as follows:

                                           THREE MONTHS ENDED
                                           ------------------
                                 JULY 4, 2004                  JUNE 29, 2003
                                 ------------                  -------------
                                  $          %                  $           %
                                  -          -                  -           -
Products                   $    29,245     26.9          $    23,719      25.8
Solutions                        2,206     16.8                2,179      14.9
                           -----------                   -----------
   Total Gross Profit      $    31,451     25.9          $    25,898      24.3
                           ===========                   ===========


The increase in the gross profit margin for the Products segment is the result of realization of operational leverage at increased sales volumes and previous cost containment activities. The improvement in the Solutions segment gross profit margin was the result of the divestiture of a poor performing, non-strategic subsidiary in February 2004 as well as improved operating performance in the remaining businesses.

Selling expenses were $12,700 and $11,922 in the fiscal 2005 and 2004 quarters, respectively. The increase is primarily attributable to increased variable costs, mainly commissions as a result of increased sales volume and also the impact of translation of foreign currencies, particularly the Euro, into U.S. dollars ($254). As a percentage of consolidated net sales, selling expenses were 10.4% and 11.2% for the fiscal 2005 and 2004 quarters, respectively. The decrease in percentage is the result of the fixed nature of certain selling expenses, including investments in new markets, relative to an increase in sales volume.

General and administrative expenses were $7,485 and $5,767 in the fiscal 2005 and 2004 quarters, respectively. The increase is primarily the result of variable compensation expense ($669), increased professional costs associated with regulatory compliance with the Sarbanes-Oxley Act and environmental matters ($480), increased research and development costs related to new product development ($150) and currency translation impact ($141). As a percentage of consolidated net sales, general and administrative expenses were 6.2% and 5.4% in the fiscal 2005 and 2004 quarters, respectively.

In early fiscal 2002, the Company analyzed its global capacity requirements and, as a result, began a series of facility rationalization projects and Corporate-wide reorganization plans. Substantially all projects are complete at this point. During the first quarter of fiscal 2005, the Company recorded restructuring costs of $33,000 related to certain employee termination benefits. All of these costs are related to the Products segment. As of July 4, 2004, the vast majority of the terminations had occurred. The liability as of July 4, 2004 consists of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." We anticipate that our total restructuring charges for fiscal 2005 in connection with our ongoing facility rationalization and reorganization initiatives will be between $400 and $700. The majority of these costs relate to projects initiated subsequent to the adoption of SFAS No. 146 and are therefore expensed as incurred. The Company recorded restructuring charges of $801 in the first quarter of fiscal 2004 related to this Corporate-wide reorganization plan for various employee termination benefits. All of these costs were related to the Products segment, with the exception of $98.

Amortization of intangibles was $77 and $142 in the fiscal 2005 and 2004 quarters, respectively.

Interest and debt expense was $7,048 and $9,672 in the fiscal 2005 and 2004 quarters, respectively. The fluctuation in interest expense is the result of changes in the various components of the Company's credit facilities over the course of the last fifteen months, described as follows. The Company renegotiated its senior credit facility in November of 2002, which included a $70,000 Senior Second Secured Term Loan facility that was in place from November 22, 2002 through July 22, 2003 with an effective interest rate of approximately 13.8%. On July 22, 2003, the $70,000 Term Loan and $35,700 of Subordinated debt (8.5% interest rate) was replaced by $115,000 Senior Secured notes having an interest rate of 10.0%. The fiscal 2005 quarterly decrease is impacted by the lower average effective interest rate (9.1% versus 9.9%) and lower debt levels for the quarter ended July 4, 2004. In addition, the Company incurred $1,200 in the fiscal 2004 first quarter for amendment fees relating to the credit facilities. As a percentage of consolidated net sales, interest and debt expense was 5.8% and 9.1% for the fiscal 2005 and 2004 quarters, respectively.

Other (income) and expense, net was $18 and ($3,094) in the fiscal 2005 and 2004 quarters, respectively. The 2004 amount includes $3,300 in proceeds from the sale of excess real estate.

Income tax expense as a percentage of income before income tax expense was 17.8% and 27.5% in the fiscal 2005 and 2004 quarters, respectively. The fiscal 2005 percentage varies from the U.S. statutory rate due to the benefit from the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The fiscal 2004 percentage varies from the U.S. statutory rate due to jurisdictional mix.


LIQUIDITY AND CAPITAL RESOURCES

The Company's Revolving Credit Facility provides availability up to a maximum of $50,000 through March 31, 2007. Availability based on the underlying collateral at July 4, 2004 amounted to $48,400. The unused portion totaled $36,700, net of outstanding borrowings of $1,300 and outstanding letters of credit of $10,400. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus spreads determined by the Company's leverage ratio, amounting to 250 or 125 basis points applied to each, respectively, at July 4, 2004 (5.50%). The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

At July 4, 2004, the Company has a Term Loan with a balance of $6,821, which requires quarterly payments of $500. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 300 basis points at July 4, 2004 (4.25%). The Term Loan is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $164,141, net of original issue discount and are due March 31, 2008. Provisions of the 8 1/2% Senior Subordinated Notes (8 1/2% Notes) include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 1/2% Notes agreement) to 100% on and after April 1, 2006. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The senior secured 10% Notes issued on July 22, 2003 amounted to $115,000 and are due August 1, 2010. Provisions of the 10% Notes include, without limitation, restrictions on indebtedness, restricted payments, asset and subsidiary stock sales, liens, and other restricted transactions. The 10% Notes are not entitled to redemption at the option of the Company, prior to August 1, 2007 in the absence of an equity offering. The Company may redeem up to 35% of the outstanding notes at a redemption price of 110.0% with the proceeds of equity offerings, subject to certain restrictions. On and after August 1, 2007, they are redeemable at prices declining annually to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require the Company to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are secured by a second-priority interest in all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The corresponding credit agreements associated with the Revolving Credit Facility and the Term Loan place certain debt covenant restrictions on the Company including certain financial requirements and a restriction on dividend payments.

From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The Company entered into an interest rate swap agreement, which matured in June 2003. The cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive loss, net of tax and amounted to a gain of $191 for the fiscal 2004 quarter.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which is focused on cash generation for debt repayment. The business plan includes continued implementation of Lean Manufacturing, facility rationalization projects, possible divestiture of excess facilities and certain non-strategic operations, and improving working capital components, and new market and new product development.

Net cash provided by operating activities was $1,132 for the three months ended July 4, 2004 compared to net cash provided by operating activities of $6,979 for the three months ended June 29, 2003. The $5,847 decrease is due to increases in net working capital components, primarily accounts payable and accrued liabilities (including a fiscal 2004 $10,600 tax refund) and inventories, offset by increased net income of $2,900 and the fiscal 2004 $3,300 gain from the sale of real estate.

Net cash used in investing activities was $410 for the three months ended July 4, 2004 compared to net cash provided by investing activities of $1,368 for the three months ended June 29, 2003. The decrease of $1,778 was the result of $3,300 of proceeds from net assets held for sale in the first quarter of fiscal 2004 offset by reduced capital expenditures of $700 in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004.

Net cash provided by financing activities was $229 for the three months ended July 4, 2004 compared to net cash used in financing activities of $5,323 for the three months ended June 29, 2003. The $5,552 decrease is primarily the result of the receipt of the $10,600 tax refund in the first quarter of fiscal 2004.

CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended July 4, 2004 and June 29, 2003 were $838 and $1,499, respectively.

INFLATION AND OTHER MARKET CONDITIONS

The Company's costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. The Company does not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels over such periods and the ability to generally pass on rising costs through price increases. However, in the fourth quarter of fiscal 2004, we were impacted by high inflation in steel costs which varied by type of steel. We continue to monitor steel costs and potential surcharge requirements on a monthly basis. In addition, employee benefit costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. We generally incorporated those cost increases into our sales price increases effective in early fiscal 2005 as well as surcharges on certain products that began in March 2004. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.


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


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

On December 28, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was enacted that introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree healthcare benefit plans. In March 2004, the FASB issued Staff Position No FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("FSP No 106-2")," which provides accounting guidance on how to account for the effects of the Act on postretirement plans. The provisions of FSP No. 106-2 are effective for periods beginning after June 15, 2004. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit costs in the Company's financial statements do not reflect the effect of the Act. The Company is currently assessing the Statement and the impact, if any, that adoption will have on the consolidated financial statements.


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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the reported market risks since the end of Fiscal 2004.


Item 4.    Disclosure Controls and Procedures

As of July 4, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of July 4, 2004. There were no significant changes in the Company's internal controls or in other factors during our first quarter ended July 4, 2004.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings - none.

Item 2.     Changes in Securities - none.

Item 3.     Defaults upon Senior Securities - none.

Item 4.     Submission of Matters to a Vote of Security Holders - none.

Item 5.     Other Information - none.

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits:

            Exhibit 10.1 Amendment No. 10 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Pan, dated July 12, 2004.

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

            Exhibit 32      Certification  pursuant to 18 U.S.C. Section 1350 as
                            adopted    pursuant    to   Section    906   of  the
                            Sarbanes-Oxley Act of 2002.


     (b)    Reports on Form 8-K:

            On July 27, 2004, the Company filed a Current Report on Form 8-K with respect to its financial results for the first quarter of fiscal 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COLUMBUS MCKINNON CORPORATION
                                        -----------------------------
                                        (Registrant)






Date: AUGUST 4, 2004                    /S/ ROBERT R. FRIEDL
      --------------                    ----------------------------------------
                                        Robert R. Friedl
                                        Vice President and Chief Financial
                                           Officer (Principal Financial Officer)