Form 10-Q
period 2004-11-03
AUDUBON WEST INC; YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2004-11-03
CIK 1062623, 1062624, 1263400, 1263401, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 3, 2004

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): [ ] Yes [X] No


The number of shares of common  stock  outstanding  as of October  31, 2004 was:
14,896,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                 OCTOBER 3, 2004


                                                                          PAGE #
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              October 3, 2004 and March 31, 2004                               2

           Condensed consolidated statements of operations and
              accumulated deficit - Three months and six months
              ended October 3, 2004 and September 28, 2003                     3

           Condensed consolidated statements of cash flows -
              Six months ended October 3, 2004 and September 28, 2003          4

           Condensed consolidated statements of comprehensive income
              - Three months and six months ended October 3, 2004
              and September 28, 2003                                           5

           Notes to condensed consolidated financial statements -
              October 3, 2004                                                  6

Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                              14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         20

Item 4.    Disclosure Controls and Procedures                                 20


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          21

Item 2.    Unregistered Sales of Equity Securities and
              Use of Proceeds - none.                                         21

Item 3.    Defaults upon Senior Securities - none.                            21

Item 4.    Submission of Matters to a Vote of Security Holders                21

Item 5.    Other Information - none.                                          21

Item 6.    Exhibits and Reports on Form 8-K                                   21

PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                                               COLUMBUS MCKINNON CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                OCTOBER 3,        MARCH 31,
                                                                                   2004              2004
                                                                                ----------       ----------
                                                                                (UNAUDITED)      (AUDITED)
ASSETS:                                                                               (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $    9,883       $   11,101
      Trade accounts receivable                                                     84,464           84,374
      Unbilled revenues                                                              7,477            5,160
      Inventories                                                                   74,850           69,119
      Net assets held for sale                                                       2,490            2,790
      Prepaid expenses                                                              14,156           15,486
                                                                                ----------       ----------
Total current assets                                                               193,320          188,030
Property, plant, and equipment, net                                                 56,447           58,773
Goodwill and other intangibles, net                                                192,355          192,963
Marketable securities                                                               22,982           25,355
Deferred taxes on income                                                             5,113            6,388
Other assets                                                                         1,902            1,854
                                                                                ----------       ----------
Total assets                                                                    $  472,119       $  473,363
                                                                                ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $    5,125       $    5,471
      Trade accounts payable                                                        25,534           30,076
      Accrued liabilities                                                           47,617           48,416
      Restructuring reserve                                                            361              561
      Current portion of long-term debt                                             10,595            2,205
                                                                                ----------       ----------
Total current liabilities                                                           89,232           86,729
Senior debt, less current portion                                                  120,075          121,603
Subordinated debt                                                                  158,552          164,131
Other non-current liabilities                                                       34,622           37,922
                                                                                ----------       ----------
Total liabilities                                                                  402,481          410,385
                                                                                ----------       ----------
Shareholders' equity
      Common stock                                                                     149              149
      Additional paid-in capital                                                   103,760          103,914
      Accumulated deficit                                                          (19,398)         (25,354)
      ESOP debt guarantee                                                           (4,830)          (5,116)
      Unearned restricted stock                                                        (23)             (39)
      Accumulated other comprehensive loss                                         (10,020)         (10,576)
                                                                                ----------       ----------
Total shareholders' equity                                                          69,638           62,978
                                                                                ----------       ----------
Total liabilities and shareholders' equity                                      $  472,119       $  473,363
                                                                                ==========       ==========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              COLUMBUS MCKINNON CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMLATED DEFICIT
                                       (UNAUDITED)




                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        ------------------                   ----------------
                                                   OCTOBER 3,       SEPTEMBER 28,      OCTOBER 3,       SEPTEMBER 28,
                                                      2004              2003              2004              2003
                                                      ----              ----              ----              ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net sales                                         $   122,711       $   106,584       $   244,369       $   213,159
Cost of products sold                                  92,768            81,517           182,975           162,194
                                                  -----------       -----------       -----------       -----------
Gross profit                                           29,943            25,067            61,394            50,965
                                                  -----------       -----------       -----------       -----------

Selling expenses                                       12,270            11,536            24,970            23,458
General and administrative expenses                     7,517             5,712            15,002            11,479
Restructuring charges                                     184               574               217             1,375
Amortization of intangibles                                76                78               153               220
                                                  -----------       -----------       -----------       -----------
                                                       20,047            17,900            40,342            36,532
                                                  -----------       -----------       -----------       -----------

Income from operations                                  9,896             7,167            21,052            14,433
Interest and debt expense                               7,141             5,730            14,189            15,402
Other (income) and expense, net                          (607)           (1,353)             (589)           (4,447)
                                                  ------------      -----------       -----------       -----------
Income from continuing operations before
   income tax expense                                   3,362             2,790             7,452             3,478
Income tax expense                                        982             1,290             1,710             1,479
                                                  -----------       -----------       -----------       -----------
Income from continuing operations                       2,380             1,500             5,742             1,999
Income from discontinued operations                       214                 -               214                 -
                                                  -----------       -----------       -----------       -----------
Net income                                              2,594             1,500             5,956             1,999
Accumulated deficit - beginning of period             (21,992)          (26,048)          (25,354)          (26,547)
                                                  -----------       ------------      -----------       -----------
Accumulated deficit - end of period               $   (19,398)      $   (24,548)      $   (19,398)      $   (24,548)
                                                  ===========       ===========       ===========       ===========

Earnings per share data, basic and diluted:
   Income from continuing operations              $      0.17       $      0.10       $      0.40       $      0.14
   Income from discontinued operations                   0.01                -               0.01                 -
                                                  -----------       ----------        -----------       -----------
   Net income                                     $      0.18       $      0.10       $      0.41       $      0.14
                                                  ===========       ===========       ===========       ===========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                          COLUMBUS MCKINNON CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                                    SIX MONTHS ENDED
                                                                                    ----------------
                                                                               OCTOBER 3,      SEPTEMBER 28,
                                                                                  2004             2003
                                                                               ----------       ----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from continuing operations                                              $    5,742       $    1,999
Adjustments to reconcile income from
   continuing operations to net cash (used
   in) provided by operating activities:
     Depreciation and amortization                                                  4,652            5,375
     Deferred income taxes                                                          1,275              626
     Gain on sale of real estate/investments                                            -           (3,282)
     Other                                                                            655              192
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues                         (1,597)           4,255
           Inventories                                                             (5,257)           6,863
           Prepaid expenses                                                         1,342           (1,596)
           Other assets                                                              (135)            (241)
           Trade accounts payable                                                  (4,718)          (3,469)
           Accrued and non-current liabilities                                     (4,781)          13,843
                                                                               ----------       ----------
Net cash (used in) provided by operating activities                                (2,822)          24,565
                                                                               ----------       ----------

INVESTING ACTIVITIES:
Sale (purchase) of marketable securities, net                                       1,991             (811)
Capital expenditures                                                               (1,948)          (2,094)
Net assets held for sale                                                              300            3,282
                                                                               ----------       ----------
Net cash provided by investing activities                                             343              377
                                                                               ----------       ----------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
     line-of-credit agreements                                                      8,036           (1,090)
Repayment of debt                                                                  (7,173)        (124,206)
Proceeds from issuance of long-term debt                                                -          115,000
Deferred financing costs incurred                                                     (11)          (4,011)
Other                                                                                 286              294
                                                                               ----------       ----------
Net cash provided by (used in) financing activities                                 1,138          (14,013)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (91)             298
                                                                               ----------       ----------
Net cash (used in) provided by continuing operations                               (1,432)          11,227
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                          214                -
                                                                               ----------       ----------
Net change in cash and cash equivalents                                            (1,218)          11,227
Cash and cash equivalents at beginning of period                                   11,101            1,943
                                                                               ----------       ----------
Cash and cash equivalents at end of period                                     $    9,883       $   13,170
                                                                               ==========       ==========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     COLUMBUS MCKINNON CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              (UNAUDITED)

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          ------------------                 ----------------
                                                      OCTOBER 3,      SEPTEMBER 28,     OCTOBER 3,      SEPTEMBER 28,
                                                         2004             2003             2004             2003
                                                         ----             ----             ----             ----
                                                                             (IN THOUSANDS)

Net income                                            $    2,594       $    1,500       $    5,956       $    1,999
                                                      ----------       ----------       ----------       ----------
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                  945              606              938            3,716
   Unrealized gain on derivatives
     qualifying as hedges                                      -                -                -              191
   Unrealized (loss) gain on investments:
     Unrealized holding (losses) gains arising
       during the period                                    (294)             158             (391)           1,435
     Reclassification adjustment for
       (gains) losses included in net income                  (7)            (323)               9             (109)
                                                      ----------       ----------       ----------       ----------
                                                            (301)            (165)            (382)           1,326
                                                      ----------       ----------       ----------       ----------
Total other comprehensive income                             644              441              556            5,233
                                                      ----------       ----------       ----------       ----------
Comprehensive income                                  $    3,238       $    1,941       $    6,512       $    7,232
                                                      ==========       ==========       ==========       ==========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                 OCTOBER 3, 2004

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at October 3, 2004, and the results of its operations and its cash flows for the three and six-month periods ended October 3, 2004 and September 28, 2003, have been included. Results for the period ended October 3, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2004.

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

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   -------------------------------------------------------
                                                   OCTOBER 3,    SEPTEMBER 28,   OCTOBER 3,    SEPTEMBER 28,
                                                      2004           2003           2004           2003
                                                   -------------------------------------------------------
      Net income, as reported..................... $    2,594     $    1,500     $    5,956     $    1,999
        Deduct: Total stock based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                      (183)          (121)          (369)         (262)
                                                   -------------------------------------------------------
        Net income, pro forma..................... $    2,411     $    1,379     $    5,587     $    1,737
                                                   =======================================================

      Basic and diluted income per share:
        As reported............................... $     0.18     $     0.10     $     0.41     $     0.14
                                                   =======================================================
        Pro forma................................. $     0.16     $     0.09     $     0.38     $     0.12
                                                   =======================================================


3.   Inventories consisted of the following:

                                                   OCTOBER 3,         MARCH 31,
                                                      2004              2004
                                                   ----------       -----------
     At cost - FIFO basis:
        Raw materials.........................     $   38,268       $    34,657
        Work-in-process.......................         12,090            10,169
        Finished goods........................         32,884            31,205
                                                   ----------       -----------
                                                       83,242            76,031
     LIFO cost less than FIFO cost............         (8,392)           (6,912)
                                                   ----------       -----------
     Net inventories   .......................     $   74,850       $    69,119
                                                   ==========       ===========

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

4. During the first six-months of fiscal 2005, the Company recorded restructuring costs of $217 related mostly to the maintenance of non-operating facilities being held for sale which are expensed on an as incurred basis in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." All of these costs are related to the Products segment. The liability as of October 3, 2004 consists of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146.

     The following table provides a reconciliation of the activity related to restructuring reserves:

                                                                    EMPLOYEE        FACILITY         TOTAL
                                                                   -----------------------------------------
        Reserve at March 31, 2004                                  $     161       $     400       $     561
        Fiscal 2005 first quarter restructuring charges.........           -              33              33
        Cash payments...........................................        (143)            (81)           (224)
                                                                   -----------------------------------------
        Reserve at July 4, 2004.................................   $      18       $     352       $     370
        Fiscal 2005 second quarter restructuring charges........          14             170             184
        Cash payments...........................................         (16)           (177)           (193)
                                                                   -----------------------------------------
        Reserve at October 3, 2004..............................   $      16       $     345       $     361
                                                                   =========================================



5. The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  -----------------                   -----------------
                                             OCTOBER 3,      SEPTEMBER 28,       OCTOBER 3,      SEPTEMBER 28,
                                                2004              2003              2004              2003
                                                ----              ----              ----              ----
        Service costs....................   $     1,190       $       980       $     2,380       $     1,960
        Interest cost....................         1,755             1,678             3,510             3,356
        Expected return on plan assets...        (1,645)           (1,351)           (3,290)           (2,702)
        Net amortization.................           495               494               990               988
                                            -----------       -----------       -----------       -----------
        Net periodic pension cost........   $     1,795       $     1,801       $     3,590       $     3,602
                                            ===========       ===========       ===========       ===========

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

     The   following   table  sets  forth  the   components   of  net   periodic
     postretirement   benefit   cost   for   the   Company's   defined   benefit
     postretirement plans:

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   ------------------                   ----------------
                                              OCTOBER 3,       SEPTEMBER 28,      OCTOBER 3,      SEPTEMBER 28,
                                                 2004              2003              2004              2003
                                                 ----              ----              ----              ----
        Service costs...................... $         4       $         3       $         8       $         6
        Interest cost .....................         200               217               434               434
        Amortization of prior service cost.           -               (38)                -               (76)
        Amortization of plan net losses....         105               161               251               322
                                             -----------       -----------       -----------       -----------
        Net periodic pension cost.......... $       309       $       343       $       693       $       686
                                             ===========       ===========       ===========       ===========

     On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("Medicare Act"). In March 2004, the FASB issued Staff Position No FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("FSP No 106-2")," which provides accounting guidance on how to account for the effects of the Medicare Act on postretirement plans that provide prescription drug benefits. The Medicare Act also requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. Additionally, FSP 106-2 provides two transition methods - retroactive to the date of enactment or prospective from the date of adoption. The Company elected to adopt FAS 106-2 and apply the prospective transition method in the second quarter of fiscal 2005. The accumulated post retirement benefit obligation decreased approximately $2,200.

     For additional information on the Company's defined benefit postretirement benefit plans, refer to Note 13 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2004.

6. Income tax expense as a percentage of income from continuing operations before income tax expense was 29.2%, 46.2%, 22.9%, and 42.5% in the fiscal 2005 and 2004 quarters and the six-month periods then ended, respectively. The fiscal 2005 percentages vary from the U.S. statutory rate due to the benefit from the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The fiscal 2004 percentages vary from the U.S. statutory rate due to jurisdictional mix and the existence of losses at certain subsidiaries for which no benefit was recorded.


     7. The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  ------------------               ----------------
                                                              OCTOBER 3,     SEPTEMBER 28,    OCTOBER 3,      SEPTEMBER 28,
                                                                 2004            2003            2004             2003
                                                                 ----            ----            ----             ----
     Numerator for basic and diluted earnings per share:
       Net income (loss)                                      $   2,594       $   1,500       $   5,956        $   1,999
                                                              =========       =========       =========        =========

     Denominators:
       Weighted-average common stock outstanding -
           denominator for basic EPS                             14,585          14,549          14,581          14,544

       Effect of dilutive employee stock options                    215               -             117               -
                                                              ---------       ---------       ---------       ---------

       Adjusted weighted-average common stock
          outstanding and assumed conversions -
          denominator for diluted EPS                            14,800          14,549          14,698          14,544
                                                              =========       =========       =========       =========

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

     Segment information as of and for the six months ended October 3, 2004 and September 28, 2003, is as follows:


                                                                              SIX MONTHS ENDED OCTOBER 3, 2004
                                                                              --------------------------------
                                                                        PRODUCTS          SOLUTIONS           TOTAL
                                                                       -----------       -----------       -----------
     Sales to external customers......................                 $   217,538       $    26,831       $   244,369
     Operating income before restructuring
        charges and amortization......................                      20,604               818            21,422
     Depreciation and amortization....................                       4,176               476             4,652
     Total assets.....................................                     442,152            29,967           472,119

                                                                             SIX MONTHS ENDED SEPTEMBER 28, 2003
                                                                             -----------------------------------
                                                                        PRODUCTS          SOLUTIONS           TOTAL
                                                                       -----------       -----------       -----------
     Sales to external customers......................                 $   186,528       $    26,631       $   213,159
     Operating income before restructuring
        charges and amortization......................                      16,199              (171)           16,028
     Depreciation and amortization....................                       4,799               576             5,375
     Total assets.....................................                     456,729            32,501           489,230


     The following schedule provides a reconciliation of operating income before
     restructuring   charges  and  amortization   with  income  from  continuing
     operations before income tax expense:

                                                                                       SIX MONTHS ENDED
                                                                                       ----------------
                                                                                  OCTOBER 3,       SEPTEMBER 28,
                                                                                     2004              2003
                                                                                     ----              ----
        Operating income before restructuring
           charges and amortization........................................      $    21,422       $    16,028
        Restructuring charges..............................................             (217)           (1,375)
        Amortization of intangibles........................................             (153)             (220)
        Interest and debt expense..........................................          (14,189)          (15,402)
        Other (expense) and income, net....................................              589             4,447
                                                                                 -----------       -----------
        Income before income tax expense...................................      $     7,452       $     3,478
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


                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
AS OF OCTOBER 3, 2004
Current assets:
 Cash and cash equivalents                         $    3,254    $     (953)   $    7,582    $        -    $    9,883
 Trade accounts receivable and unbilled revenues       55,203          (150)       36,888             -        91,941
 Inventories                                           33,859        19,217        22,746          (972)       74,850
 Net assets held for sale                               1,800           690             -             -         2,490
 Other current assets                                   8,654           625         4,877             -        14,156
                                                   -------------------------------------------------------------------
  Total current assets                                102,770        19,429        72,093          (972)      193,320
 Property, plant, and equipment, net                   24,782        13,366        18,299             -        56,447
 Goodwill and other intangibles, net                   95,414        57,324        39,617             -       192,355
 Intercompany                                         105,874      (109,346)      (68,750)       72,222             -
 Other assets                                          49,412       198,751        22,029      (240,195)       29,997
                                                   -------------------------------------------------------------------
  Total assets                                     $  378,252    $  179,524    $   83,288    $ (168,945)   $  472,119
                                                   ===================================================================


Current liabilities                                $   46,851    $   13,937    $   31,137    $   (2,693)   $   89,232
 Long-term debt, less current portion                 277,873             -           754             -       278,627
 Other non-current liabilities                          2,334        10,522        21,766             -        34,622
                                                   -------------------------------------------------------------------
  Total liabilities                                   327,058        24,459        53,657        (2,693)      402,481

Shareholders' equity                                   51,194       155,065        29,631      (166,252)       69,638
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  378,252    $  179,524    $   83,288    $ (168,945)   $  472,119
                                                   ===================================================================


FOR THE THREE MONTHS ENDED OCTOBER 3, 2004
Net sales                                          $  119,552    $   68,243    $   68,656    $  (12,082)   $  244,369
Cost of products sold                                  91,845        53,413        49,799       (12,082)      182,975
                                                   -------------------------------------------------------------------
Gross profit                                           27,707        14,830        18,857             -        61,394
                                                   -------------------------------------------------------------------
Selling, general and administrative expenses           15,833        10,326        13,813             -        39,972
Restructuring charges                                     217             -             -             -           217
Amortization of intangibles                               118             1            34             -           153
                                                   -------------------------------------------------------------------
                                                       16,168        10,327        13,847             -        40,342
                                                   -------------------------------------------------------------------
Income from operations                                 11,539         4,503         5,010             -        21,052
Interest and debt expense                              12,174         1,830           185             -        14,189
Other income and (expense), net                           726          (237)          100             -           589
                                                   -------------------------------------------------------------------
Income before income taxes                                 91         2,436         4,925             -         7,452
Income tax expense                                        103           275         1,332             -         1,710
                                                   -------------------------------------------------------------------
Income from continuing operations                         (12)        2,161         3,593             -         5,742
Income from discontinued operations                       214             -             -             -           214
                                                   -------------------------------------------------------------------
Net (loss) income                                  $      202    $    2,161    $    3,593    $        -  $      5,956
                                                   ===================================================================







                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
FOR THE THREE MONTHS ENDED OCTOBER 3, 2004
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $  (72,018)   $   67,369    $    1,827    $        -    $   (2,822)
                                                   -------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                          -             -         1,991             -         1,991
Capital expenditures                                   (1,580)         (385)           17             -        (1,948)
Net assets held for sale                                    -           300             -             -           300
                                                   -------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                          (1,580)          (85)        2,008             -           343
                                                   -------------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
     line-of-credit agreements                          8,468             -          (432)            -         8,036
Repayment of debt                                      (7,052)            -          (121)            -        (7,173)
Deferred financing costs incurred                         (11)            -             -             -           (11)
Dividends paid                                         68,000       (68,000)            -             -             -
Other                                                     286             -             -             -           286
                                                   -------------------------------------------------------------------
Net cash  provided by (used in) financing
   activities                                          69,691       (68,000)         (553)            -         1,138
Effect of exchange rate changes on cash                   (34)           92          (149)            -           (91)
                                                   -------------------------------------------------------------------
Cash provided by continuing operations                 (3,941)         (624)        3,133             -        (1,432)
Cash provided by discontinued operations                  214             -             -             -           214
                                                   -------------------------------------------------------------------
Net change in cash and cash equivalents                (3,727)         (624)        3,133             -        (1,218)
Cash and cash equivalents at beginning of period        6,981          (329)        4,449             -        11,101
                                                   -------------------------------------------------------------------
Cash and cash equivalents at end of period         $    3,254    $     (953)   $    7,582    $        -    $    9,883
                                                   ===================================================================



AS OF SEPTEMBER 28, 2003
Current assets:
 Cash and cash equivalents                         $    3,875    $     (760)   $   10,055    $        -    $   13,170
 Trade accounts receivable and unbilled revenues       50,359            83        34,825             -        85,267
 Inventories                                           34,635        18,256        21,468          (972)       73,387
 Other current assets                                   9,853         1,000         5,479             -        16,332
                                                   -------------------------------------------------------------------
  Total current assets                                 98,722        18,579        71,827          (972)      188,156
 Property, plant, and equipment, net                   30,355        14,457        18,827             -        63,639
 Goodwill and other intangibles, net                   97,226        57,363        39,185             -       193,774
 Intercompany                                          53,173       (66,510)      (58,703)       72,040             -
 Other assets                                          59,736       208,064        22,565      (246,704)       43,661
                                                   -------------------------------------------------------------------
  Total assets                                     $  339,212    $  231,953    $   93,701    $ (175,636)   $  489,230
                                                   ===================================================================


Current liabilities                                $   56,397    $   10,983    $   30,106    $   (2,875)   $   94,611
 Long-term debt, less current portion                 286,850             -         5,862             -       292,712
 Other non-current liabilities                          7,659        12,441        21,816             -        41,916
                                                   -------------------------------------------------------------------
  Total liabilities                                   350,906        23,424        57,784        (2,875)      429,239

Shareholders' equity                                  (11,694)      208,529        35,917      (172,761)       59,991
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  339,212    $  231,953    $   93,701    $ (175,636)   $  489,230
                                                   ===================================================================



                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
FOR THE SIX MONTHS ENDED SEPTEMBER 28, 2003
Net sales                                          $  107,631    $   54,487     $  60,573    $   (9,532)  $   213,159
Cost of products sold                                  81,634        44,402        45,690        (9,532)      162,194
                                                   -------------------------------------------------------------------
Gross profit                                           25,997        10,085        14,883             -        50,965
Selling, general and administrative expenses           16,729         6,071        12,137             -        34,937
Restructuring charges                                     927             -           448             -         1,375
Amortization of intangibles                               118             1           101             -           220
                                                   -------------------------------------------------------------------
                                                       17,774         6,072        12,686             -        36,532
                                                   -------------------------------------------------------------------
Income from operations                                  8,223         4,013         2,197             -        14,433
Interest and debt expense                              14,965           (42)          479             -        15,402
Other (income) and expense, net                        (1,044)       (3,287)         (116)            -        (4,447)
                                                   -------------------------------------------------------------------
(Loss) income before income tax
     (benefit) expense                                 (5,698)        7,342         1,834             -         3,478
Income tax (benefit) expense                           (2,246)        2,910           815             -         1,479
                                                   -------------------------------------------------------------------
Net (loss) income                                  $   (3,452)   $    4,432    $    1,019    $        -    $    1,999
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

     Our actuaries have estimated our asbestos-related liability to range from $2,800 to $12,300 through approximately March 31, 2034. The Company's estimation of its asbestos-related liability that is probable and estimable through 2013 ranges from $2,800 to $4,000 as of October 3, 2004. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $3,300,000 as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $200 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONSAND FINANCIAL CONDITION
                          (DOLLAR MOUNTS IN THOUSANDS)

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

Founded  in 1875,  we have  grown to our  current  leadership  position  through organic growth and also as the result of the 14 businesses we acquired between February 1994 and April 1999. We developed our leading market position over our 125-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. We continue to further integrate the operations of the acquired businesses with our previously existing businesses. The current phase of the ongoing integration of these businesses includes improving our productivity, further reducing our excess manufacturing capacity and extending our cross-selling activities to the European marketplace. This phase is in process through our Lean Manufacturing efforts, facility rationalization program and European sales initiatives. Our Lean Manufacturing efforts are fundamentally changing our manufacturing processes to be more responsive to customer demand, resulting in significant inventory reductions and improving on-time delivery and productivity. For example, we realized nearly 15% inventory turn improvement to 5.0 times at October 3, 2004 from 4.4 times at September 28, 2003. Over the past three years, under our facility rationalization program, we closed 13 facilities and consolidated several product lines, with potential opportunity for further rationalization. Also, as previously reported, we have been undergoing assessments for possible
divestiture  of  several  less-strategic  businesses,   including  most  of  our
Solutions segment and certain businesses within our Products segment. Two businesses were sold in fiscal 2004 and three others remain as possible divestiture candidates. Furthermore, we are selling surplus real estate that resulted from our facility rationalization projects. These divestitures may result in gains or losses. To further expand our global sales, we continue to introduce certain of our products through our existing European distribution network that historically have been distributed only in North America.

Following several years of negative economic conditions we saw some definitive economic improvement in the first six months of fiscal 2005. Net sales rebounded in the first half of fiscal 2005, reflecting a 14.6% increase over the comparable fiscal 2004 period. While this trend is encouraging, we continue to be cautiously optimistic that the economic environment, as it impacts our Company, is recovering. We monitor such indicators as U.S. Industrial Capacity Utilization and Industrial Production which have been increasing since July 2003. Further, we continue to monitor the potential impact of negative global and domestic trends, including continued steel price increases, rising interest rates and uncertainty in end-user markets around the globe. In addition, to enhance future revenue opportunities, we are increasing our sales and marketing efforts in international markets and investing in the development of new products and services.

Consistent with most companies, we have been challenged over the past several years with significantly increased costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us almost $30,000 in fiscal 2004 and we work diligently to balance cost control with the need to provide competitive benefits packages for our associates. Another cost area of focus is steel pricing and availability. We utilize approximately $36,000-$38,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and significant increases in scrap steel prices, we experienced increases in our costs that we have reflected as price increases and surcharges to our customers. Our surcharges for certain products went into effect beginning March 18, 2004 and currently affect most of our chain and forged attachment products. We continue to monitor steel costs and potential surcharge requirements on a monthly basis. Another challenging cost area results from Sarbanes-Oxley internal control documentation and testing compliance. We are well underway with this initiative and work to control our added internal costs as well as those of third parties assisting with our efforts and the audit costs. On the whole, we are encouraged, remaining cautiously optimistic for the future.


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 3, 2004 AND SEPTEMBER 28, 2003
Net sales in the fiscal 2005-quarter ended October 3, 2004 were $122,711, up $16,127 or 15.1% from the fiscal 2004 quarter ended September 28, 2003. Net sales for the six months ended October 3, 2004 were $244,369, an increase of $31,210 or 14.6% from the six months ended September 28, 2003. Sales in the Products segment increased by $14,410 or 15.2% from the previous year's quarter and $31,010 or 16.6% from the previous year's six-month period then ended. The increase is due primarily to the recovery of US industrial markets, as well as the impact of price increases and surcharges due to steel price increases. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $1,500 and $2,700 toward the Products segment increase in sales for the quarter and six-month period ended October 3, 2004. Sales in the Solutions segment increased 14.3% or $1,717 for the quarter and 0.8% or $200 for the six months ended October 3, 2004 when compared to the same periods in the prior year. The increase in this segment for the quarter is primarily due to improvement in our European conveyor business. The relative flatness in this segment for the six-month period ended October 3, 2004 is the result of improvement in our European conveyor business offset by the divestiture of a subsidiary ($3,028) in February of 2004. Translation of foreign currencies into U.S. dollars contributed $700 and $1,200 toward the Products segment increase in sales for the quarter and six-month period ended October 3, 2004. Sales in the segments are summarized as follows:

                          THREE MONTHS ENDED                                SIX MONTHS ENDED
                          ------------------                                ----------------
                OCT. 3,   SEP.  28,          CHANGE             OCT. 3,   SEP.  28,          CHANGE
                 2004        2003        AMOUNT     %            2004        2003        AMOUNT     %
                 ----        ----        ------   -----          ----        ----        ------   -----
Products      $ 108,981   $  94,571     $ 14,410   15.2       $ 217,538   $ 186,528     $ 31,010   16.6
Solutions        13,730      12,013        1,717   14.3          26,831      26,631          200    0.8
              ---------   ---------     --------              ----------  ---------     --------
Net sales     $ 122,711   $ 106,584     $ 16,127   15.1       $ 244,369   $ 213,159     $ 31,210   14.6
              =========   =========     ========              ==========  =========     ========

Gross profits and gross profit margins by operating segment are summarized as follows:

                                   THREE MONTHS ENDED                           SIX MONTHS ENDED
                                   ------------------                           ----------------
                            OCT. 3, 2004        SEP. 28, 2003           OCT. 3, 2004        SEP. 28, 2003
                            ------------        -------------           ------------        -------------
                               $       %            $       %              $       %            $       %
                             -----   -----        -----   -----          -----   -----        -----   -----
Products                  $  27,805   25.5     $  23,654   25.0       $  57,050   26.2     $  47,373   25.4
Solutions                     2,138   15.6         1,413   11.8           4,344   16.2         3,592   13.5
                          ---------            ---------              ---------            ---------
   Total Gross Profit     $  29,943   24.4     $  25,067   23.5       $  61,394   25.1     $  50,965   23.9
                          =========            =========              =========            =========

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

Selling expenses were $12,270,  $11,536, $24,970, and $23,458 in the fiscal 2005 and 2004 quarters and the six-month periods then ended, respectively. The changes in expense dollars were impacted by increased variable costs, mainly commissions as a result of improved sales volume as well as translation from changes in foreign exchange rates ($300 and $600 for the quarter and six-month period ended October 3, 2004, respectively). As a percentage of consolidated net sales, selling expenses were 10.0%, 10.8%, 10.2%, and 11.0% in the fiscal 2005 and 2004 quarters and the six-month periods then ended, respectively.

General and administrative expenses were $7,517, $5,712, $15,002, and $11,479 in the fiscal 2005 and 2004 quarters and the six-month periods then ended, respectively. The quarterly increase is primarily the result of variable compensation expense ($500), increased professional costs associated with regulatory compliance with the Sarbanes-Oxley Act and environmental matters ($800), increased research and development costs related to new product development ($200) and currency translation impact ($200). The fiscal 2005 six-month data is higher than the prior year due to increased variable compensation expense ($1,200), increased professional costs associated with regulatory compliance with the Sarbanes-Oxley Act and environmental matters ($1,100), increased research and development costs related to new product development ($300) and currency translation impact ($300). As a percentage of consolidated net sales, general and administrative expenses were 6.1%, 5.4%, 6.1% and 5.4% in the fiscal 2005 and 2004 quarters and the six-month periods then ended, respectively.

During the first six-months of fiscal 2005, the Company recorded restructuring costs of $217 related mostly to the maintenance of non-operating facilities being held for sale which are expensed on an as incurred basis in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." All of these costs are related to the Products segment. We anticipate that our total restructuring charges for fiscal 2005 in connection with our ongoing facility rationalization and reorganization initiatives will be between $400 and $700. The majority of these costs relate to projects initiated subsequent to the adoption of SFAS No. 146 and are therefore expensed as incurred. The Company recorded restructuring charges of $1,375 in the first half of fiscal 2004 related to this Corporate-wide reorganization plan for various employee termination benefits. There were $1,005 of costs related to the Products segment and $370 in the Solutions Segment.

Amortization of intangibles was $76, $78, $153, and $220 in the fiscal 2005 and 2004 quarters and six-month periods, respectively.

Interest and debt expense was $7,141, $5,730, $14,189, and $15,402 in the fiscal 2005 and 2004 quarters and the six-month periods then ended, respectively. The fluctuations in interest expense are significantly impacted by changes in the various credit facilities in place during the periods, described as follows. The Company had a $70,000 Senior Second Secured Term Loan facility in place from November 22, 2002 through July 22, 2003 with an effective interest rate of approximately 13.8%. The Company secured $115,000 Senior Secured notes on July 22, 2003 with an interest rate of 10.0%, the proceeds from which were used to retire the $70,000 Term Loan Facility. Effective August 4, 2003, the Company entered into an interest rate swap agreement to convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008. The fiscal 2005 quarterly increase is the result of the reversal of previously accrued deferred interest expense ($1,100) under the $70 million Senior Second Secured Term Loan facility and the favorable impact of the swap ($300) in the second quarter of fiscal 2004. The decrease in the six-month period ended October 3, 2004 is the result of the lower debt levels and a lower effective interest rate. For the fiscal 2004 period, the reversal of previously accrued deferred interest expense ($1,100 million) under the $70 million Senior Second Secured Term Loan facility and the favorable impact of the swap ($300) was offset by an amendment fee ($1,200). As a percentage of consolidated net sales, interest and debt expense was 5.8%, 5.4%, 5.8%, and 7.2% in the fiscal 2005 and 2004 quarters and the six-month periods then ended, respectively.

Other (income) and expense,  net was ($607),  ($1,353),  ($589), and ($4,447) in
the fiscal 2005 and 2004 quarters and the six-month periods then ended, respectively. The current quarter and six-month period income consists primarily of interest income on a note from the sale of a discontinued operation. The 2004 quarter consisted primarily of a $5,600 gain from the early extinguishment of debt offset by the $4,900 deferred financing cost write-off associated with the extinguished debt and $600 of realized gains on investments within the Company's captive insurance company portfolio. For the six-month period ended September 28, 2003, other income consists primarily of a $3,282 gain on the sale of real estate, the net $700 gain from the early extinguishment of debt described above, and $400 of income from investments within the Company's captive insurance company.

Income tax expense as a percentage of income from continuing operations before income tax expense was 29.2%, 46.2%, 22.9%, and 42.5% in the fiscal 2005 and 2004 quarters and the six-month periods then ended, respectively. The fiscal 2005 percentages vary from the U.S. statutory rate due to the benefit from the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The fiscal 2004 percentages vary from the U.S. statutory rate due to jurisdictional mix and the existence of losses at certain subsidiaries for which no benefit was recorded.


LIQUIDITY AND CAPITAL RESOURCES

The Company's Revolving Credit Facility provides availability up to a maximum of $50,000 through March 31, 2007. Underlying collateral at October 3, 2004 amounted to $50,532. The unused portion totaled $30,531, net of outstanding borrowings of $8,456 and outstanding letters of credit of $11,013. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus spreads determined by the Company's leverage ratio, amounting to 250 or 125 basis points applied to each, respectively, at October 3, 2004 (6.00%). The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

At October 3, 2004, the Company has a Term Loan with a balance of $6,321, which requires quarterly payments of $500. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 300 basis points at October 3, 2004 (4.76%). The Term Loan is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $158,552, net of original issue discount and are due March 31, 2008. Provisions of the 8 1/2% Senior Subordinated Notes (8 1/2% Notes) include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 1/2% Notes agreement) to 100% on and after April 1, 2006. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

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

From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The Company entered into an interest rate swap agreement, which matured in June 2003. The cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive loss, net of tax and amounted to a gain of $191 for the fiscal 2004 six-month period.

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

Net cash used in operating activities was $2,822 for the six months ended October 3, 2004 compared to net cash provided by operating activities of $24,565 for the six months ended September 28, 2003. The $27,387 decrease is due to changes in net working capital components, primarily increased accounts receivable, increased inventories, and decreased accrued liabilities (including a fiscal 2004 $10,600 tax refund), offset by increased income from continuing operations of $3,743 in fiscal 2005 and the fiscal 2004 $3,282 gain from the sale of real estate.

Net cash provided by investing activities was $343 for the six months ended October 3, 2004 compared to $377 for the six months ended September 28, 2003. In 2005, the Company sold $1,991 of marketable equity securities to fund product liability payments compared to the purchase of $811 of marketable equity securities in fiscal 2004. The Company received $300 in proceeds from assets held for sale in fiscal 2005 compared to $3,282 in fiscal 2004. Capital expenditures were consistent at approximately $2,000 for both periods.

Net cash provided by financing activities was $1,138 for the six months ended October 3, 2004 compared to net cash used in financing activities of $14,013 for the six months ended September 28, 2003. The $15,151 change is primarily the result of repayment of debt from the receipt of the $10,600 tax refund in the first quarter of fiscal 2004 and the impact of working capital changes between the two periods, offset by the increase in net income for the current period.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended October 3, 2004 and September 28, 2003 were $1,948 and $2,094, respectively.


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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS


On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement 123R, SHARE-BASED PAYMENT, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. While the statement has not been finalized, its current form will require the Company to expense the fair value of stock option grants rather than disclose the impact on its consolidated net income within the footnotes, as is our current practice.

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

New requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 will require an annual review and evaluation of our internal control systems and attestation of these systems by our independent auditors. We are currently reviewing our internal control procedures and considering further documentation of such procedures that may be necessary. While we currently believe we have identified and committed the appropriate resources and developed an achievable plan of execution to meet all of the new requirements in a timely manner, there is risk inherent in the significant number of tasks to be completed over the balance of our fiscal year. Any improvements in our internal control systems or in documentation of such control systems could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the ensuing year.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the reported market risks since the end of Fiscal 2004.


Item 4.    Disclosure Controls and Procedures

As of October 3, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of October 3, 2004. There were no significant changes in the Company's internal controls or in other factors during our second quarter ended October 3, 2004.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders

           On August 16, 2004, the Annual Meeting of Shareholders was held and the following directors were elected:

                    12,850,233 votes cast for:            Herbert P. Ladds, Jr.;
                    12,760,442 votes cast for:            Timothy T. Tevens;
                    12,759,843 votes cast for:            Carlos Pasqual;
                    12,759,643 votes cast for:            Richard H. Fleming;
                    12,757,418 votes cast for:            Ernest R. Verebelyi;
                    12,758,768 votes cast for:            Wallace W. Creek.


Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits:

           Exhibit 10.1 Columbus McKinnon Corporation Management Variable Compensation Plan.

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

           Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

   (b)     Reports on Form 8-K:

           On October 21, 2004, the Company filed a Current Report on Form 8-K with respect to its appointment of two new directors.

           On October 26, 2004, the Company filed a Current Report on Form 8-K with respect to its financial results for the second quarter of fiscal 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COLUMBUS MCKINNON CORPORATION
                                        (Registrant)




Date: NOVEMBER 3, 2004                  /S/ ROBERT R. FRIEDL
      ----------------                  ----------------------------------------
                                        Robert R. Friedl
                                        Vice President and Chief Financial
                                           Officer (Principal Financial Officer)