Form 10-Q
period 2005-02-02
AUDUBON WEST INC; YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2005-02-02
CIK 1062623, 1062624, 1263400, 1263401, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 2, 2005

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): [ ] Yes [X] No


The number of shares of common stock outstanding as of January 31, 2005 was:
14,896,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                 JANUARY 2, 2005


                                                                          PAGE #
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              January 2, 2005 and March 31, 2004                              2

           Condensed consolidated statements of operations and
              accumulated deficit - Three months and nine months
              ended January 2, 2005 and December 28, 2003                     3

           Condensed consolidated statements of cash flows -
              nine months ended January 2, 2005 and December 28, 2003         4

           Condensed consolidated statements of comprehensive income
              - Three months and nine months ended January 2, 2005
              and December 28, 2003                                           5

           Notes to condensed consolidated financial statements -
              January 2, 2005                                                 6

Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                             14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        21

Item 4.    Disclosure Controls and Procedures                                21

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings - none.                                         22

Item 2.    Unregistered Sales of Equity Securities and
              Use of Proceeds - none.                                        22

Item 3.    Defaults upon Senior Securities - none.                           22

Item 4.    Submission of Matters to a Vote of Security Holders               22

Item 5.    Other Information - none.                                         22

Item 6.    Exhibits and Reports on Form 8-K                                  22

PART I.    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                                               COLUMBUS MCKINNON CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JANUARY 2,        MARCH 31,
                                                                                   2005             2004
                                                                                ----------       ----------

                                                                                (UNAUDITED)       (AUDITED)
ASSETS:                                                                               (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $    8,624       $   11,101
      Trade accounts receivable                                                     83,551           84,374
      Unbilled revenues                                                              8,699            5,160
      Inventories                                                                   81,246           69,119
      Net assets held for sale                                                       2,415            2,790
      Prepaid expenses                                                              12,741           15,486
                                                                                ----------       ----------
Total current assets                                                               197,276          188,030
Property, plant, and equipment, net                                                 56,350           58,773
Goodwill and other intangibles, net                                                192,790          192,963
Marketable securities                                                               24,725           25,355
Deferred taxes on income                                                             4,565            6,388
Other assets                                                                         1,955            1,854
                                                                                ----------       ----------
Total assets                                                                    $  477,661       $  473,363
                                                                                ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $    3,732       $    5,471
      Trade accounts payable                                                        30,537           30,076
      Accrued liabilities                                                           49,260           48,416
      Restructuring reserve                                                            358              561
      Current portion of long-term debt                                              5,608            2,205
                                                                                ----------       ----------
Total current liabilities                                                           89,495           86,729
Senior debt, less current portion                                                  119,568          121,603
Subordinated debt                                                                  154,563          164,131
Other non-current liabilities                                                       37,068           37,922
                                                                                ----------       ----------
Total liabilities                                                                  400,694          410,385
                                                                                ----------       ----------
Shareholders' equity
      Common stock                                                                     149              149
      Additional paid-in capital                                                   103,690          103,914
      Accumulated deficit                                                          (16,993)         (25,354)
      ESOP debt guarantee                                                           (4,689)          (5,116)
      Unearned restricted stock                                                        (15)             (39)
      Accumulated other comprehensive loss                                          (5,175)         (10,576)
                                                                                ----------       ----------
Total shareholders' equity                                                          76,967           62,978
                                                                                ----------       ----------
Total liabilities and shareholders' equity                                      $  477,661       $  473,363
                                                                                ==========       ==========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              COLUMBUS MCKINNON CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMLATED DEFICIT
                                       (UNAUDITED)


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   JANUARY 2,       DECEMBER 28,       JANUARY 2,       DECEMBER 28,
                                                      2005              2003              2005              2003
                                                      ----              ----              ----              ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                         $   125,913       $   110,253       $   370,282       $   323,412
Cost of products sold                                  95,914            85,695           278,889           247,889
                                                  -----------       -----------       -----------       -----------
Gross profit                                           29,999            24,558            91,393            75,523
                                                  -----------       -----------       -----------       -----------

Selling expenses                                       13,356            11,942            38,326            35,400
General and administrative expenses                     6,918             6,610            21,920            18,089
Restructuring charges                                     191               275               408             1,650
Amortization of intangibles                                78                80               231               300
                                                  -----------       -----------       -----------       -----------
                                                       20,543            18,907            60,885            55,439
                                                  -----------       -----------       -----------       -----------

Income from operations                                  9,456             5,651            30,508            20,084
Interest and debt expense                               6,837             6,538            21,026            21,940
Other income                                             (755)           (2,212)           (1,344)           (6,659)
                                                  -----------       -----------       -----------       -----------
Income from continuing operations before
   income tax expense                                   3,374             1,325            10,826             4,803
Income tax expense                                      1,183               620             2,893             2,099
                                                  -----------       -----------       -----------       -----------
Income from continuing operations                       2,191               705             7,933             2,704
Income from discontinued operations                       214                 -               428                 -
                                                  -----------       -----------       -----------       -----------
Net income                                              2,405               705             8,361             2,704
Accumulated deficit - beginning of period             (19,398)          (24,548)          (25,354)          (26,547)
                                                  -----------       ------------      -----------       -----------
Accumulated deficit - end of period               $   (16,993)      $   (23,843)      $   (16,993)      $   (23,843)
                                                  ===========       ===========       ===========       ===========

Earnings per share data, basic and diluted:
   Income from continuing operations              $      0.15       $      0.05       $      0.54       $      0.19
   Income from discontinued operations                   0.01                -               0.03                 -
                                                  -----------       ----------        -----------       -----------
   Net income                                     $      0.16       $      0.05       $      0.57       $      0.19
                                                  ===========       ===========       ===========       ===========



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                     NINE MONTHS ENDED
                                                                                     -----------------
                                                                                JANUARY 2,        DECEMBER 28,
                                                                                   2005               2003
                                                                                ----------        -----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from continuing operations                                               $    7,933        $    2,704
Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Depreciation and amortization                                                   7,201             7,979
     Deferred income taxes                                                           1,823             1,251
     Gain on sale of real estate/investments                                             -            (4,505)
     Deferred financing costs                                                        1,029             1,359
     Other                                                                             (93)             (598)
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues                            (172)            4,060
           Inventories                                                              (9,937)            5,184
           Prepaid expenses                                                          1,990            (1,340)
           Other assets                                                               (220)           (1,354)
           Trade accounts payable                                                     (447)           (4,012)
           Accrued and non-current liabilities                                        (694)            6,921
                                                                                ----------        ----------
Net cash provided by operating activities                                            8,413            17,649
                                                                                ----------        ----------

INVESTING ACTIVITIES:
Sale (purchase) of marketable securities, net                                          957              (530)
Capital expenditures                                                                (3,169)           (3,096)
Proceeds from sale of property, plant, and equipment                                     -               387
Net assets held for sale                                                               375             3,380
                                                                                ----------        ----------
Net cash (used in) provided by investing activities                                 (1,837)              141
                                                                                ----------        ----------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
   line-of-credit agreements                                                         2,906            (3,103)
Repayment of debt                                                                  (13,244)         (125,264)
Proceeds from issuance of long-term debt                                                 -           115,000
Deferred financing costs incurred                                                      (24)           (4,361)
Other                                                                                  427               441
                                                                                ----------        ----------
Net cash used in financing activities                                               (9,935)          (17,287)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                454               616
                                                                                ----------        ----------
Net cash (used in) provided by continuing operations                                (2,905)            1,119
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                           428                 -
                                                                                ----------        ----------
Net change in cash and cash equivalents                                             (2,477)            1,119
Cash and cash equivalents at beginning of period                                    11,101             1,943
                                                                                ----------        ----------
Cash and cash equivalents at end of period                                      $    8,624        $    3,062
                                                                                ==========        ==========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     COLUMBUS MCKINNON CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              (UNAUDITED)


                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          ------------------                 -----------------
                                                      JANUARY 2,      DECEMBER 28,       JANUARY,       DECEMBER 28,
                                                         2005             2003             2005             2003
                                                         ----             ----             ----             ----
                                                                              (IN THOUSANDS)

Net income                                            $    2,405       $      705       $    8,361       $    2,704
                                                      ----------       ----------       ----------       ----------
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                4,136            3,342            5,074            7,058
   Unrealized gain on derivatives
     qualifying as hedges                                      -                -                -              191
   Unrealized gain on investments:
     Unrealized holding gains arising
       during the period                                     971            1,192              580            2,628
     Reclassification adjustment for
       (gains) included in net income                       (262)            (685)            (253)            (795)
                                                      ----------       ----------       -----------      ----------
                                                             709              507              327            1,833
                                                      ----------       ----------       ----------       ----------
Total other comprehensive income                           4,845            3,849            5,401            9,082
                                                      ----------       ----------       ----------       ----------
Comprehensive income                                  $    7,250       $    4,554       $   13,762       $   11,786
                                                      ==========       ==========       ==========       ==========



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                 JANUARY 2, 2005

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at January 2, 2005, and the results of its operations and its cash flows for the three and nine-month periods ended January 2, 2005 and December 28, 2003, have been included. Results for the period ended January 2, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2004.

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

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 ------------------------------------------------------------
                                                 JANUARY 2,      DECEMBER 28,      JANUARY 2,     DECEMBER 28,
                                                    2005             2003             2005              2003
                                                 ------------------------------------------------------------
   Net income, as reported...................... $    2,405       $      705       $   8,361       $    2,704
     Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                       (495)            (104)           (864)            (386)
                                                 ------------------------------------------------------------
     Net income, pro forma...................... $    1,910       $      601       $   7,497       $    2,318
                                                 ============================================================

  Basic and diluted income per share:
     As reported................................ $     0.16       $     0.05       $    0.57       $     0.19
                                                 ============================================================
     Pro forma.................................. $     0.13       $     0.04       $    0.51       $     0.16
                                                 ============================================================


3.   Inventories consisted of the following:

                                                  JANUARY 2,          MARCH 31,
                                                     2005               2004
                                                  ----------         ----------
     At cost - FIFO basis:
          Raw materials........................   $   44,323         $   34,657
          Work-in-process......................       11,445             10,169
          Finished goods.......................       35,682             31,205
                                                  ----------         ----------
                                                      91,450             76,031
     LIFO cost less than FIFO cost.............      (10,204)            (6,912)
                                                  ----------         ----------
     Net inventories   ........................   $   81,246         $   69,119
                                                  ==========         ==========

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

4. During the first nine-months of fiscal 2005, the Company recorded restructuring costs of $408 related mostly to the maintenance of non-operating facilities being held for sale which are expensed on an as incurred basis in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." All of these costs are related to the Products segment. The liability as of January 2, 2005 consists of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146.

     The following table provides a reconciliation of the activity related to restructuring reserves:

                                                                  EMPLOYEE        FACILITY         TOTAL
                                                                 -----------------------------------------
        Reserve at March 31, 2004                                $     161       $     400       $     561
        Fiscal 2005 first quarter restructuring charges......            -              33              33
        Cash payments........................................         (143)            (81)           (224)
                                                                 -----------------------------------------
        Reserve at July 4, 2004..............................    $      18       $     352       $     370
        Fiscal 2005 second quarter restructuring charges.....           14             170             184
        Cash payments........................................          (16)           (177)           (193)
                                                                 -----------------------------------------
        Reserve at October 3, 2004...........................    $      16       $     345       $     361
        Fiscal 2005 third quarter restructuring charges......           63             128             191
        Cash payments........................................          (55)           (139)           (194)
                                                                 -----------------------------------------
        Reserve at January 2, 2005...........................    $      24       $     334       $     358
                                                                 =========================================


5. The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 ------------------                ----------------
                                            JANUARY 2,       DECEMBER 28,     JANUARY 2,       DECEMBER 28,
                                               2005             2003             2005             2003
                                               ----             ----             ----             ----
        Service costs..................     $    1,190       $      980       $    3,570       $    2,940
        Interest cost..................          1,755            1,678            5,265            5,034
        Expected return on plan assets.         (1,645)          (1,351)          (4,935)          (4,053)
        Net amortization...............            495              494            1,485            1,482
                                            ----------       ----------       ----------       ----------
        Net periodic pension cost......     $    1,795       $    1,801       $    5,385       $    5,403
                                            ==========       ==========       ==========       ==========

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

     The   following   table  sets  forth  the   components   of  net   periodic
     postretirement   benefit   cost   for   the   Company's   defined   benefit
     postretirement plans:

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    ------------------                 -----------------
                                                JANUARY 2,       DECEMBER 28,     JANUARY 2,       DECEMBER 28,
                                                   2005             2003             2005             2003
                                                   ----             ----             ----             ----
     Service costs........................      $        4       $        3       $       12       $        9
     Interest cost .......................             200              217              634              651
     Amortization of prior service cost...               -              (38)               -             (114)
     Amortization of plan net losses......             105              161              356              483
                                                ----------       ----------       ----------       ----------
     Net periodic postretirement cost.....      $      309       $      343       $    1,002       $    1,029
                                                ==========       ==========       ==========       ==========

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

6. Income tax expense as a percentage of income from continuing operations before income tax expense was 35.1%, 46.8%, 26.7%, and 43.7% in the fiscal 2005 and 2004 quarters and the nine-month periods then ended, respectively. The fiscal 2005 percentages vary from the U.S. statutory rate due to the benefit from the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The fiscal 2004 percentages vary from the U.S. statutory rate due to jurisdictional mix and the existence of losses at certain subsidiaries for which no benefit was recorded.

7. The following table sets forth the computation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             ------------------              -----------------
                                                         JANUARY 2,      DECEMBER 28, JANUARY 2, DECEMBER 28,
                                                            2005            2003            2005           2003
                                                            ----            ----            ----           ----

Numerator for basic and diluted earnings per share:
  Net income                                             $   2,405       $     705       $   8,361       $   2,704
                                                         =========       =========       =========       =========

Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS                             14,594          14,558          14,585          14,549

  Effect of dilutive employee stock options                    209               -             148               -
                                                         ---------       ---------       ---------       ---------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                            14,803          14,558          14,733          14,549
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

     Segment information as of and for the nine months ended January 2, 2005 and December 28, 2003, is as follows:

                                                                              NINE MONTHS ENDED JANUARY 2, 2005
                                                                              ---------------------------------
                                                                         PRODUCTS         SOLUTIONS           TOTAL
                                                                       -----------       -----------       -----------
     Sales to external customers......................                 $   326,847       $    43,435       $   370,282
     Operating income before restructuring
        charges and amortization......................                      29,746             1,401            31,147
     Depreciation and amortization....................                       6,461               740             7,201
     Total assets.....................................                     445,487            32,174           477,661

                                                                             NINE MONTHS ENDED DECEMBER 28, 2003
                                                                             -----------------------------------
                                                                         PRODUCTS         SOLUTIONS           TOTAL
                                                                       -----------       -----------       -----------
     Sales to external customers......................                 $   283,052       $    40,360       $   323,412
     Operating income before restructuring
        charges and amortization......................                      22,280              (246)           22,034
     Depreciation and amortization....................                       7,122               857             7,979

     Total assets.....................................                     449,883            32,756           482,639



     The following schedule provides a reconciliation of operating income before
     restructuring   charges  and  amortization   with  income  from  continuing
     operations before income tax expense:

                                                                                  NINE MONTHS ENDED
                                                                                  -----------------
                                                                              JANUARY 2,      DECEMBER 28,
                                                                                 2005             2003
                                                                                 ----             ----
          Operating income before restructuring
             charges and amortization...................................      $   31,147       $   22,034
          Restructuring charges.........................................            (408)          (1,650)
          Amortization of intangibles...................................            (231)            (300)
          Interest and debt expense.....................................         (21,026)         (21,940)
          Other income..................................................           1,344            6,659
                                                                              ----------       ----------
          Income before income tax expense..............................      $   10,826       $    4,803
                                                                              ==========       ==========

9. The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes and the 8 1/2% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.


                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
AS OF JANUARY 2, 2005
Current assets:
 Cash and cash equivalents                         $      121    $     (248)   $    8,751    $        -    $    8,624
 Trade accounts receivable and unbilled revenues       52,596           264        39,390             -        92,250
 Inventories                                           36,396        19,364        26,458          (972)       81,246
 Net assets held for sale                               1,800           615             -             -         2,415
 Other current assets                                   6,613           681         5,447             -        12,741
                                                   -------------------------------------------------------------------
  Total current assets                                 97,526        20,676        80,046          (972)      197,276
 Property, plant, and equipment, net                   23,854        13,049        19,447             -        56,350
 Goodwill and other intangibles, net                   95,094        57,323        40,373             -       192,790
 Intercompany                                         103,449      (107,127)      (68,829)       72,507             -
 Other assets                                          49,382       198,751        23,307      (240,195)       31,245
                                                   -------------------------------------------------------------------
  Total assets                                     $  369,305    $  182,672    $   94,344    $ (168,660)   $  477,661
                                                   ===================================================================


Current liabilities                                $   44,541    $   14,818    $   32,544    $   (2,408)   $   89,495
 Long-term debt, less current portion                 273,384             -           747             -       274,131
 Other non-current liabilities                          2,343        10,522        24,203             -        37,068
                                                   -------------------------------------------------------------------
  Total liabilities                                   320,268        25,340        57,494        (2,408)      400,694

Shareholders' equity                                   49,037       157,332        36,850      (166,252)       76,967
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  369,305    $  182,672    $   94,344    $ (168,660)   $  477,661
                                                   ===================================================================



FOR THE NINE MONTHS ENDED JANUARY 2, 2005
Net sales                                          $  177,905    $  102,039    $  108,385    $  (18,047)   $  370,282
Cost of products sold                                 138,004        80,131        78,801       (18,047)      278,889
                                                   -------------------------------------------------------------------
Gross profit                                           39,901        21,908        29,584             -        91,393
                                                   -------------------------------------------------------------------
Selling, general and administrative expenses           24,594        14,310        21,342             -        60,246
Restructuring charges                                     357             -            51             -           408
Amortization of intangibles                               178             2            51             -           231
                                                   -------------------------------------------------------------------
                                                       25,129        14,312        21,444             -        60,885
                                                   -------------------------------------------------------------------
Income from operations                                 14,772         7,596         8,140             -        30,508
Interest and debt expense                              18,496         2,260           270             -        21,026
Other income and (expense), net                         1,469          (235)          110             -         1,344
                                                   -------------------------------------------------------------------
Income before income taxes                             (2,255)        5,101         7,980             -        10,826
Income tax expense                                         38           665         2,190             -         2,893
                                                   -------------------------------------------------------------------
Income from continuing operations                      (2,293)        4,436         5,790             -         7,933
Income from discontinued operations                       428             -             -             -           428
                                                   -------------------------------------------------------------------
Net income                                         $   (1,865)   $    4,436    $    5,790    $        -    $    8,361
                                                   ===================================================================







                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
FOR THE NINE MONTHS ENDED JANUARY 2, 2005
OPERATING ACTIVITIES:
Net cash (used in) provided by  operating
   activities                                      $  (65,597)   $   68,173    $    5,837    $        -    $    8,413
                                                   -------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                          -             -           957             -           957
Capital expenditures                                   (2,102)         (552)         (515)            -        (3,169)
Net assets held for sale                                    -           375             -             -           375
                                                   -------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                          (2,102)         (177)          442             -        (1,837)
                                                   -------------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
   line-of-credit agreements                            5,022             -        (2,116)            -         2,906
Repayment of debt                                     (13,062)            -          (182)            -       (13,244)
Deferred financing costs incurred                         (24)            -             -             -           (24)
Dividends paid                                         68,168       (68,000)         (168)            -             -
Other                                                     427             -             -             -           427
                                                   -------------------------------------------------------------------
Net cash  provided by (used in) financing
   activities                                          60,531       (68,000)       (2,466)            -        (9,935)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (120)           85           489             -           454
                                                   -------------------------------------------------------------------
Cash provided by continuing operations                 (7,288)          (81)        4,302             -        (2,905)
CASH PROVIDED BY DISCONTINUED OPERATIONS                  428             -             -             -           428
                                                   -------------------------------------------------------------------
Net change in cash and cash equivalents                (6,860)          (81)        4,302             -        (2,477)
Cash and cash equivalents at beginning of period        6,981          (329)        4,449             -        11,101
                                                   -------------------------------------------------------------------
Cash and cash equivalents at end of period         $      121    $     (248)   $    8,751    $        -    $    8,624
                                                   ===================================================================



AS OF DECEMBER 28, 2003
Current assets:
 Cash and cash equivalents                         $   (1,324)   $    1,356    $    3,030    $        -    $    3,062
 Trade accounts receivable and unbilled revenues       51,734            69        36,078             -        87,881
 Inventories                                           35,463        18,944        22,695          (972)       76,130
 Other current assets                                   9,561           911         5,930             -        16,402
                                                   -------------------------------------------------------------------
  Total current assets                                 95,434        21,280        67,733          (972)      183,475
 Property, plant, and equipment, net                   29,301        13,588        19,475             -        62,364
 Goodwill and other intangibles, net                   97,076        57,362        39,768             -       194,206
 Intercompany                                          48,262       (64,033)      (56,223)       71,994             -
 Other assets                                          57,772       208,064        23,462      (246,704)       42,594
                                                   -------------------------------------------------------------------
  Total assets                                     $  327,845    $  236,261    $   94,215    $ (175,682)   $  482,639
                                                   ===================================================================


Current liabilities                                $   48,456    $   11,874    $   30,267    $   (2,921)   $   87,676
 Long-term debt, less current portion                 285,441             -           906             -       286,347
 Other non-current liabilities                          6,987        12,579        24,430             -        43,996
                                                   -------------------------------------------------------------------
  Total liabilities                                   340,884        24,453        55,603        (2,921)      418,019

Shareholders' equity                                  (13,039)      211,808        38,612      (172,761)       64,620
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  327,845    $  236,261    $   94,215    $ (175,682)   $  482,639
                                                   ===================================================================





                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------

FOR THE NINE MONTHS ENDED DECEMBER 28, 2003
Net sales                                          $  163,616    $   82,464    $   92,257    $  (14,925)   $  323,412
Cost of products sold                                 125,659        67,764        69,391       (14,925)      247,889
                                                   -------------------------------------------------------------------
Gross profit                                           37,957        14,700        22,866             -        75,523
Selling, general and administrative expenses           25,334         9,278        18,877             -        53,489
Restructuring charges                                   1,184             -           466             -         1,650
Amortization of intangibles                               180             2           118             -           300
                                                   -------------------------------------------------------------------
                                                       26,698         9,280        19,461             -        55,439
                                                   -------------------------------------------------------------------
Income from operations                                 11,259         5,420         3,405             -        20,084
Interest and debt expense                              21,343             7           590             -        21,940
Other (income) and expense, net                        (2,077)       (5,626)       (1,337)        2,381        (6,659)
                                                   -------------------------------------------------------------------
(Loss) income before income tax
   (benefit) expense                                   (8,007)       11,039         4,152        (2,381)        4,803
Income tax (benefit) expense                           (2,962)        3,570         1,491             -         2,099
                                                   -------------------------------------------------------------------
Net (loss) income                                  $   (5,045)   $    7,469    $    2,661    $   (2,381)   $    2,704
                                                   ===================================================================


FOR THE NINE MONTHS ENDED DECEMBER 28, 2003
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $    8,717    $   (1,499)   $   12,812    $   (2,381)   $   17,649
                                                   -------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                      -             -          (530)            -          (530)
Capital expenditures, net                              (2,214)         (403)         (479)            -        (3,096)
Other                                                       -         3,767             -             -         3,767
                                                   -------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                          (2,214)        3,364        (1,009)            -           141
                                                   -------------------------------------------------------------------

FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
   line-of-credit agreements                           (4,407)            -         1,304             -        (3,103)
Repayment of debt                                    (114,647)            -       (10,617)            -      (125,264)
Proceeds from issuance of long-term debt              115,000             -             -             -       115,000
Other                                                  (3,746)            -        (2,555)        2,381        (3,920)
                                                   -------------------------------------------------------------------
Net cash used in financing activities                  (7,800)            -       (11,868)        2,381       (17,287)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (84)          311           389             -           616
                                                   -------------------------------------------------------------------
Net change in cash and cash equivalents                (1,381)        2,176           324             -         1,119
Cash and cash equivalents at beginning of period           57          (820)        2,706             -         1,943
                                                   -------------------------------------------------------------------
Cash and cash equivalents at end of period         $   (1,324)   $    1,356    $    3,030    $        -    $    3,062
                                                   ===================================================================

10. Like many industrial manufacturers, the Company is involved in asbestos-related litigation. In continually evaluating its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

     Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2030 and March 31, 2081 to range between $4,200 and $16,700. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable is through March 31, 2030 and ranges from $4,200 to $5,500 as of January 2, 2005. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Based on the underlying actuarial information, the Company has reflected $4,800 as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The increase in the recorded liability from the amount of $3,300 disclosed in the fiscal 2005 second quarter 10Q is due to a change in actuarial parameters used to calculate required asbestos liability reserve levels. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $220 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.


11. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), SHARE-BASED PAYMENT, which is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Statement 123(R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEEs, and amends FASB Statement No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) must be adopted for interim or annual periods beginning after June 15, 2005. We expect to adopt 123(R) in the second quarter of Fiscal 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all share-based payments granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company is still evaluating the method it plans to use when it adopts statement 123(R).

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of shared based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (DOLLAR AMOUNTS IN THOUSANDS)


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

Founded  in 1875,  we have  grown to our  current  leadership  position  through organic growth and also as the result of the 14 businesses we acquired between February 1994 and April 1999. We developed our leading market position over our 130-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. We continue to further integrate the operations of the acquired businesses with our previously existing businesses. The current phase of the ongoing integration of these businesses includes improving our productivity, further reducing our excess manufacturing capacity and extending our cross-selling activities to the European marketplace. This phase is in process through our Lean Manufacturing efforts, facility rationalization program and European sales initiatives. Our Lean Manufacturing efforts are fundamentally changing our manufacturing processes to be more responsive to customer demand, improving on-time delivery and productivity. Over the past three years, under our facility rationalization program, we closed 13 facilities and consolidated several product lines, with potential opportunity for further rationalization. Also, as previously reported, we have been undergoing assessments for possible divestiture of several less-strategic businesses, including most of our Solutions segment and certain businesses within our Products segment. Two businesses were sold in fiscal 2004 and two others remain as possible divestiture candidates. In January of 2005, the Company completed the sale of a Chicago area property in accordance with its facility rationalization projects at a $2.6 million gain, which will be recorded in the fourth quarter of fiscal 2005. On February 1, 2005, the Company announced the sale and partial leaseback of its corporate headquarters building in Amherst, New York at a $2.7 million gain, which will also be recorded in the fourth quarter of fiscal 2005. The Company will continue to sell surplus real estate resulting from our facility rationalization projects and these divestitures may result in gains or losses. To further expand our global sales, we continue to introduce certain of our products through our existing European distribution network that historically have been distributed only in North America.

Following several years of negative economic conditions we saw some definitive economic improvement in the first nine months of fiscal 2005. Net sales rebounded in the first nine months of fiscal 2005, reflecting a 14.5% increase over the comparable fiscal 2004 period. We monitor such indicators as U.S.
Industrial Capacity Utilization and Industrial Production which have been increasing since July 2003. Further, we continue to monitor the potential impact of negative global and domestic trends, including continued steel price increases, possibly rising interest rates and uncertainty in some end-user markets around the globe. In addition, to enhance future revenue opportunities, we are increasing our sales and marketing efforts in international markets and investing in the development of new products and services.

Consistent with most companies, we have been challenged over the past several years with significantly increased costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us almost $30,000 in fiscal 2004 and we work diligently to balance cost control with the need to provide competitive benefits packages for our associates. Another cost area of focus is steel pricing and availability. We utilize approximately $37,000-$39,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and significant increases in scrap steel prices, we experienced increases in our costs that we have reflected as price increases and surcharges to our customers. Our surcharges for certain products went into effect beginning March 18, 2004 and currently affect most of our chain and forged attachment products. We continue to monitor steel costs and potential surcharge requirements on a monthly basis. Another challenging cost area results from Sarbanes-Oxley internal control documentation and testing compliance. We are well underway with this initiative and work to control our added internal costs as well as those of third parties assisting with our efforts and the audit costs. On the whole, we are encouraged, remaining reservedly optimistic for the future.


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JANUARY 2, 2005 AND DECEMBER 28, 2003
Net sales in the fiscal 2005 quarter ended January 2, 2005 were $125,913, up $15,660 or 14.2% from the fiscal 2004 quarter ended December 28, 2003. Net sales for the nine months ended January 2, 2005 were $370,282, an increase of $46,870 or 14.5% from the nine months ended December 28, 2003. Sales in the Products segment increased by $12,785 or 13.2% from the previous year's quarter and $43,795 or 15.5% from the previous year's nine-month period then ended. These increases are due primarily to the recovery of US industrial markets, as well as the impact of price increases and surcharges due to steel cost increases. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $2,000 and $4,700 toward the Products segment increase in sales for the quarter and nine-month period ended January 2, 2005, respectively. Sales in the Solutions segment increased 20.9% or $2,875 for the quarter and 7.6% or $3,075 for the nine months ended January 2, 2005 when compared to the same periods in the prior year. The increase in this segment for the quarter is primarily due to improvement in our European conveyor business. For the nine-month period ended January 2, 2005, the improvement in our European conveyor business is being offset by the divestiture of a subsidiary ($4,034) in February of 2004. Translation of foreign currencies into U.S. dollars contributed $1,100 and $2,300 toward the Solutions segment increase in sales for the quarter and nine-month period ended January 2, 2005, respectively. Sales in the segments are summarized as follows:

                                   THREE MONTHS ENDED                               NINE MONTHS ENDED
                                   ------------------                               -----------------
                        JAN. 2,    DEC.  28,          CHANGE             JAN. 2,    DEC.  28,          CHANGE
                         2005        2003        AMOUNT      %            2005        2003        AMOUNT      %
                         ----        ----        ------    -----          ----        ----        ------    -----
Products              $ 109,309   $  96,524     $ 12,785    13.2       $ 326,847   $ 283,052     $ 43,795    15.5
Solutions                16,604      13,729        2,875    20.9          43,435      40,360        3,075     7.6
                      ---------   ---------     --------               ---------   ---------     --------
Net sales             $ 125,913   $ 110,253     $ 15,660    14.2       $ 370,282   $ 323,412     $ 46,870    14.5
                      =========   =========     ========               =========   =========     ========


Gross profit and gross profit margins by operating segment are summarized as follows:

                                    THREE MONTHS ENDED                          NINE MONTHS ENDED
                                    ------------------                          -----------------
                             JAN. 2, 2005        DEC. 28, 2003           JAN. 2, 2005        DEC. 28, 2003
                             ------------        -------------           ------------        -------------
                              $        %           $        %             $        %           $        %
                            -----    -----       -----    -----         -----    -----       -----    -----
Products                  $  27,533   25.2     $  22,791   23.6       $  84,583   25.9     $  70,164   24.8
Solutions                     2,466   14.9         1,767   12.9           6,810   15.7         5,359   13.3
                          ---------            ---------              ---------            ---------
   Total Gross Profit     $  29,999   23.8     $  24,558   22.3       $  91,393   24.7     $  75,523   23.4
                          =========            =========              =========            =========

The increase in the gross profit margin for the Products segment is the result of realization of operational leverage at increased sales volumes and previous cost containment activities. The improvement in the Solutions segment gross profit margin was the result of the divestiture of a poor performing, non-strategic division in February 2004 as well as improved operating performance in the remaining businesses.

Selling expenses were $13,356,  $11,942, $38,326, and $35,400 in the fiscal 2005 and 2004 quarters and the nine-month periods then ended, respectively. The changes in expense dollars were impacted by increased variable costs, mainly commissions, as a result of improved sales volume as well as translation from changes in foreign exchange rates ($400 and $1,000 for the quarter and nine-month period ended January 2, 2005, respectively). As a percentage of consolidated net sales, selling expenses were 10.6%, 10.8%, 10.4%, and 10.9% in the fiscal 2005 and 2004 quarters and the nine-month periods then ended, respectively.

General and administrative expenses were $6,918, $6,610, $21,920, and $18,089 in the fiscal 2005 and 2004 quarters and the nine-month periods then ended, respectively. The quarterly increase is primarily the result of increased professional costs associated with regulatory compliance with the Sarbanes-Oxley Act ($400) and currency translation impact ($200), offset by decreased variable compensation expense ($150). The fiscal 2005 nine-month data is higher than the prior year due to increased variable compensation expense ($1,050), increased professional costs associated with regulatory compliance with the Sarbanes-Oxley Act and environmental matters ($900), increased research and development costs related to new product development ($450), increased health insurance expense ($400), and currency translation impact ($500). As a percentage of consolidated net sales, general and administrative expenses were 5.5%, 6.0%, 5.9% and 5.6% in the fiscal 2005 and 2004 quarters and the nine-month periods then ended, respectively.

During the first nine-months of fiscal 2005, the Company recorded restructuring costs of $408 related mostly to the maintenance of non-operating facilities being held for sale which are expensed on an as incurred basis in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." All of these costs are related to the Products segment. We anticipate that our total restructuring charges for fiscal 2005 in connection with our ongoing facility rationalization and reorganization initiatives will be between $400 and $600. The majority of these costs relate to projects initiated subsequent to the adoption of SFAS No. 146 and are therefore expensed as incurred. The Company recorded restructuring charges of $1,650 in the first nine-months of fiscal 2004 related to this Corporate-wide reorganization plan for various employee termination benefits. There were $1,263 of costs related to the Products segment and $387 in the Solutions Segment.

Amortization of intangibles was $78, $80, $231, and $300 in the fiscal 2005 and 2004 quarters and nine-month periods, respectively.

Interest and debt expense was $6,837, $6,538, $21,026, and $21,940 in the fiscal 2005 and 2004 quarters and the nine-month periods then ended, respectively. The fluctuations in interest expense are significantly impacted by changes in the various credit facilities in place during the periods, described as follows. The Company had a $70,000 Senior Second Secured Term Loan facility in place from November 22, 2002 through July 22, 2003 with an effective interest rate of approximately 13.8%. The Company secured $115,000 Senior Secured notes on July 22, 2003 with an interest rate of 10.0%, the proceeds from which were used to retire the $70,000 Term Loan Facility. Effective August 4, 2003, the Company entered into an interest rate swap agreement to convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 which was terminated in January 2004. The fiscal 2005 quarter has lower average debt balances than fiscal 2004, but the increased expense stems from fiscal 2004's benefit from the favorable impact of the swap ($700). The decrease in the nine-month period ended January 2, 2005 is the result of the lower debt levels. As a percentage of consolidated net sales, interest and debt expense was 5.4%, 5.9%, 5.7%, and 6.8% in the fiscal 2005 and 2004 quarters and the nine-month periods then ended, respectively.

Other income was $755,  $2,212,  $1,344,  and $6,659 in the fiscal 2005 and 2004 quarters and the nine-month periods then ended, respectively. The 2005 quarter consisted primarily of $600 of realized gains on investments within the Company's captive insurance company portfolio. The 2004 quarter consisted primarily of $1,100 of realized gains on investments within the Company's captive insurance company portfolio and $1,000 from the change in the fair value of the interest rate swap. For the nine-month period ended January 2, 2005, other income is mainly comprised of a $800 of investment income from the Company's captive insurance company portfolio and $700 in interest income on a note from the sale of a discontinued operation. For the nine-month period ended December 28, 2003, other income is mainly comprised of a $3,300 gain on the sale of real estate, $1,700 of investment income from the Company's captive insurance company portfolio, $1,000 from the change in the fair value of the interest rate swap, and a net $700 gain consisting of a $5,600 gain from the early extinguishment of debt offset by the $4,900 deferred financing cost write-off associated with the extinguished debt.

Income tax expense as a percentage of income from continuing operations before income tax expense was 35.1%, 46.8%, 26.7%, and 43.7% in the fiscal 2005 and 2004 quarters and the nine-month periods then ended, respectively. The fiscal 2005 percentages vary from the U.S. statutory rate due to the benefit from the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The fiscal 2004 percentages vary from the U.S. statutory rate due to jurisdictional mix and the existence of losses at certain subsidiaries for which no benefit was recorded. The Company evaluates their estimated annual effective tax rate each quarter. In light of the Company's continuing improvement in the results of its U.S. operations during fiscal 2005, management plans to review the previously established valuation reserves for its net deferred tax assets in more detail as information becomes available.


LIQUIDITY AND CAPITAL RESOURCES

The Company's Revolving Credit Facility provides availability up to a maximum of $50,000 through March 31, 2007. Underlying collateral at January 2, 2005 amounted to $49,334. The unused portion totaled $34,958, net of outstanding borrowings of $3,554 and outstanding letters of credit of $10,822. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus spreads determined by the Company's leverage ratio, amounting to 250 or 125 basis points applied to each, respectively, at January 2, 2005 (4.91%). The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

At January 2, 2005, the Company has a Term Loan with a balance of $5,821, which requires quarterly payments of $500. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 300 basis points at January 2, 2005 (5.07%). The Term Loan is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $154,563, net of original issue discount and are due March 31, 2008. Provisions of the 8 1/2% Senior Subordinated Notes (8 1/2% Notes) include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 1/2% Notes agreement) to 100% on and after April 1, 2006. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

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

From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The Company entered into an interest rate swap agreement, which matured in June 2003. The cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive loss, net of tax and amounted to a gain of $191 for the fiscal 2004 nine-month period.

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

Net cash provided by operating activities was $8,413 for the nine months ended January 2, 2005 compared to $17,649 for the nine months ended December 28, 2003. The $9,236 decrease is due to changes in net working capital components, primarily increased accounts receivable, increased inventories, and decreased accrued liabilities (including a fiscal 2004 $10,600 tax refund), offset by increased accounts payable, increased income from continuing operations of $5,229 in fiscal 2005 and the impact of the fiscal 2004 $3,282 gain from the sale of real estate.

Net cash used in investing activities was $1,837 for the nine months ended January 2, 2005 compared to net cash provided by investing activities of $141 for the nine months ended December 28, 2003. In 2005, the Company sold $957 of marketable equity securities to fund product liability payments compared to the purchase of $530 of marketable equity securities in fiscal 2004. The Company received $375 in proceeds from assets held for sale in fiscal 2005 compared to $3,380 in fiscal 2004. Capital expenditures were consistent at approximately $3,100 for both periods.

Net cash used in financing activities was $9,935 for the nine months ended January 2, 2005 compared to net cash used in financing activities of $17,287 for the nine months ended December 28, 2003. The $7,352 change is primarily the result of repayment of debt from the receipt of the $10,600 tax refund in the first quarter of fiscal 2004 and the impact of working capital changes between the two periods, offset by the increase in net income for the current period.

CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended January 2, 2005 and December 28, 2003 were $3,169 and $3,096, respectively.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), SHARE-BASED PAYMENT, which is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Statement 123(R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEEs, and amends FASB Statement No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in Statement 123(R) is similar to the approach described in Statement
123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted for interim or annual periods beginning after June 15, 2005. We expect to adopt 123(R) in the second quarter of Fiscal 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all share-based payments granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is still evaluating the method it plans to use when it adopts statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of shared based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

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

New requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 will require an annual review and evaluation of our internal control systems and attestation of these systems by our independent auditors. We are currently reviewing our internal control procedures. Any improvements in our internal control systems or in documentation of such control systems could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the balance of our fiscal year.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the reported market risks since the end of Fiscal 2004.


Item 4.    Disclosure Controls and Procedures

As of January 2, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of January 2, 2005. There were no significant changes in the Company's internal controls or in other factors during our third quarter ended January 2, 2005.

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

           Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

   (b)     Reports on Form 8-K:

           On January 18, 2005, the Company filed a Current Report on Form 8-K with respect to the sale of property.

           On January 26, 2005, the Company filed a Current Report on Form 8-K with respect to its financial results for the third quarter of fiscal 2005.

           On February 1, 2005, the Company filed a Current Report on Form 8-K with respect to the sale and partial leaseback of property.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLUMBUS MCKINNON CORPORATION
                                       (Registrant)




Date: FEBRUARY 2, 2005                 /S/ ROBERT R. FRIEDL
      ----------------                 --------------------------------------
                                       Robert R. Friedl
                                       Vice President and Chief Financial
                                          Officer (Principal Financial Officer)